Form 10QSB
period 2000-03-31
ONLINE INNOVATION INC
filed 2000-05-24
CIK 1104734

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
         For the transition period from              to
                                        -------------   ----------------------
                         Commission File Number: 0-29285
                                                 -------

                             ONLINE INNOVATION, INC.
                 (Name of Small Business Issuer in its charter)

          Delaware                                      52-2058364
          --------                                      ----------
(state or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

          1118 Homer Street, #202, Vancouver, British Columbia V6B 6L5
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 669-7564
                                 --------------
                            Issuer's telephone number


  ----------------------------------------------------------------------------
  Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
Yes [  ]  No [X]

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES [  ]  NO [ ] N/A

                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 15, 2000 the registrant's outstanding common stock consisted of 13,255,000 shares.

Transitional Small Business Disclosure Format (Check one):  YES [  ]  NO [X]

                            ONLINE INNOVATION, INC.

                               INDEX TO FORM 10QSB

PART I - FINANCIAL INFORMATION                                        PAGE NO.

   Item 1.     Financial Statements

   Item 2.     Management Discussion and Analysis
               or Plan of Operation

PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings

   Item 2.     Changes in Securities

   Item 3.     Defaults Upon Senior Securities

   Item 4.     Submission of Matters to a Vote
               of Securities Holders

   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Attached are the registrant's unaudited financial statements for the nine month period ended March 31, 2000, with comparative figures for the nine month period ended March 31, 1999, and the Independent Accountant's Report thereon.

                                MOEN AND COMPANY
                              CHARTERED ACCOUNTANTS
PO Box 10129
1400 IBM Tower
701 West Georgia Street                                 Telephone: (604)662-8899
Vancouver, BC   V7Y 1C6                                 Fax:       (604)662-8809




                         INDEPENDENT ACCOUNTANTS' REPORT



To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(formerly Sinaloa Gold Corp.)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (formerly Sinaloa Gold Corp.) (A Development Stage Company) as of March 31, 2000 and March 31, 1999, and the Statements of Profit and loss, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                                          "Moen and Company"


                                                           Chartered Accountants

Vancouver, British Columbia, Canada
May 12, 2000

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                                Balance Sheet
                               March 31, 2000
                             (In U.S. Dollars)
                                (Unaudited)
                (With Comparative Figures at March 31, 1999)


                                    ASSETS               2000          1999
                                                         ----          ----
Current Assets
  Cash                                                $ 195,037      $   1,035
  Prepaid expense                                         3,358           --
                                                       --------       --------
                                                        198,395          1,035
Deferred tax asset (Note 14)                             42,000           --
Fixed assets
  Computer equipment (Note 5)                            93,106           --
Computer software development (Note 6(b))
  Application development stage costs                   400,000           --
                                                       --------       --------
                                                      $ 733,501      $   1,035
                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                    $  18,160      $  14,417
  Loans, unsecured, non interest bearing and
   with no specific terms of repayment                     --           32,358
  Due to related parties (Notes 3 and 4)                   --           40,000
  Agreement payable - Stratford Internet
   Technologies (Note 6(b))                             125,000           --
                                                       --------       --------
                                                        143,160         86,775
                                                       --------       --------
Stockholders' Equity
  Capital Stock (Note 3)
    Authorized:
      75,000,000 common shares at $0.001 par value
    Issued and outstanding-13,255,000 common shares
      (1999 - 10,585,000 common shares)                  13,255         10,585
    Paid in capital in excess of par value of stock   1,529,745         77,415
  Deficit accumulated during development stage
    (note 1)                                           (952,147)      (173,740)
  Cumulative translation                                   (512)          --
                                                       --------       --------
                                                        590,341        (85,740)
                                                       --------       --------
                                                      $ 733,501      $   1,035
                                                       ========       ========
Approved on Behalf of the Board

/s/ Chad D. Lee              , Director
----------------------------

/s/ Marlene C. Schluter"     , Director
----------------------------







           See Accompanying Notes and Independent Accountants' Report

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                          Statement of Profit and Loss
                        Nine Months Ended March 31, 2000
                                 (In U.S. Dollars)
                                    (Unaudited)
           (With Comparative Figures for Nine Months Ended March 31, 1999)


                                                         2000          1999
                                                         ----          ----

Administration Costs
  Depreciation                                        $  12,762      $    --
  Filing and transfer agent fees                          6,872          1,256
  Financing costs                                          --            3,300
  Management and consulting fees                        116,000          3,500
  Office expenses, net                                   42,376         17,208
  Professional fees                                      31,834          2,651
  Promotion, investor relations, and investor
     communications                                      68,819          1,650
  Computer technology and software development
    preliminary development stage costs                   7,203           --
  Website marketing/Banner advertising costs             38,345           --
  Travel expenses                                         5,264           --
                                                       --------       --------
Net loss for the period                               $(329,475)     $ (29,565)
                                                       ========       ========

Net loss per share, basic and diluted                 $   (0.03)     $    0.00
                                                       ========       ========










           See Accompanying Notes and Independent Accountants' Report

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                            Statement of Cash Flows
                        Nine Months Ended March 31, 2000
                                (In U.S. Dollars)
                                   (Unaudited)
        (With Comparative Figures for Nine Months Ended March 31, 1999)


                                                         2000          1999
                                                         ----          ----
Cash Provided by (Used for)
Operating Activities
  Net loss for the period                             $(329,475)     $ (29,565)
  Item not requiring use of cash:
   Depreciation                                          12,762           --
  Cumulative translation                                    543           --
  Changes in non-cash working capital items
   Prepaid expense (increase)                            (3,358)          --
   Accounts payable (decrease)                           (5,948)        12,667
   Agreement payable                                    125,000           --
                                                       --------       --------
                                                       (200,476)       (16,898)
                                                       --------       --------
Investing Activities
  Computer software development
   Application development stage costs                 (400,000)          --
  Fixed assets purchased                               (105,434)          --
                                                       --------       --------
                                                       (505,434)          --
                                                       --------       --------
Financing Activities
  Due to related parties                                (31,689)          --
  Capital stock subscribed, shares unissued             275,000           --
                                                       --------       --------
                                                        243,311           --
                                                       --------       --------

(Decrease) in Cash during the period                   (462,599)       (16,898)
Cash, Beginning of period                               657,636         17,933
                                                       --------       --------
Cash, End of period                                   $ 195,037      $   1,035
                                                       ========       ========







           See Accompanying Notes and Independent Accountants' Report

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                    Statement of Retained Earnings (Deficit)
                               March 31, 2000
                              (In U.S. Dollars)
                                 (Unaudited)
                 (With Comparative Figures at March 31, 1999)
                                                         2000          1999
                                                         ----          ----

Balance (deficit), beginning of period                $(622,672)     $(144,175)

Net loss for the period                                (329,475)       (29,565)
                                                       --------       --------
Balance (deficit), end of period                      $(952,147)     $(173,740)
                                                       ========       ========












           See Accompanying Notes and Independent Accountants' Report

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)

Note 1.     BUSINESS OPERATIONS

   a) The Company was incorporated on May 7, 1997 under the Company Act of the State of Delaware, U.S.A. and commenced inception of business on August 1, 1997. The Company changed it's name from Micro Millennium, Inc. to Sinaloa Gold Corp. on October 16, 1997 and subsequently changed it's name from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999.

   b) The Company is in its development stage in the internet/e-commerce industry and was previously in the mining resource industry and has not generated any revenues from its planned operations. The deficit to March 31, 2000 has been accumulated during the development stage.

Note 2.     SIGNIFICANT ACCOUNTING POLICIES

   a)  Administration Costs

       Administration costs are written off to operations when incurred.

   b)  Translation of Foreign Currency

       The functional currency of the Company is the Canadian Dollar and the reporting currency is the United States Dollar.

       The assets, liabilities, and operations of the Company are expressed in the functional currency of the Company, the Canadian Dollar, in conformity with US GAAP, before they are translated into the reporting currency, the United States Dollar.

       Monetary assets and liabilities are translated at the current rate of exchange.

       The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

       The gain or loss on translation is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

       Gains or losses from foreign currency transactions are recognized in current net income.

       Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


Note 2.     SIGNIFICANT ACCOUNTING POLICIES (cont'd)

       Depreciation is remeasured at historical exchange rates that existed at the time the underlying related asset was acquired.

       An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                 Nine Months               Year Ended
                               Ended March 31,               June 30,
                            --------------------        --------------------
                              2000        1999            2000        1999
                            --------    --------        --------    --------
       Beginning balance    $   (512)  $  (1,055)      $   --      $   --
       Changes during the
         period                 --           543          (1,055)      --
                            --------    --------        --------    --------
       Ending balance           (512)       (512)         (1,055)      --
                            ========    ========        ========    ========

       Capital accounts are translated at their historical exchange rates when the capital stock was issued.

       The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

   c)  Comparative Figures

       These unaudited interim financial statements also include comparative figures for the nine month period ended March 31, 1999.

   d)  Amortization of Computer Software
       Development - Application Development Stage Costs

       The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized. When the company is in the post-implementation / operation stage costs will be expensed as incurred.

       Amortization of computer software costs will commence when the software service is available to be marketed. Periodic amortization will be equal to the greater of (a) the amount computed by the straight-line method and the estimated useful life of the software, or (b) the amount computed by using the ratio that current gross revenues bear to total estimated gross revenues.

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)

Note 2.     SIGNIFICANT ACCOUNTING POLICIES (cont'd)

       Unamortized computer software costs that have previously been capitalized will be reported at net realizable value. The excess of any unamortized computer software costs over its related net realizable value at a balance sheet date will be written down by a charge to income

Note 3.     CAPITAL STOCK

   a)  Authorized:  75,000,000 common shares at $0.001 par value.
   b)  Common shares issued and outstanding are as follows:

                                                       Shares            $
                                                     ----------     ----------
       Balance, June 30, 1998, and March 31, 1999    10,585,000    $    88,000
                                                     ==========     ==========

       Balance, June 30, 1999                        12,705,000      1,268,000

       Issued during the period:
          for cash                                      550,000        275,000
                                                     ----------     ----------
       Balance, march 31, 2000                       13,255,000      1,543,000
                                                     ==========     ==========

   c)  Warrants outstanding
       There are 1,050,000 common share purchase warrants outstanding as at March 31, 2000 to be exercised at $0.50 per common share to April 14, 2000 and thereafter at $0.60 per share to April 14, 2001.

Note 4.     RELATED PARTY TRANSACTIONS:

   a) Management fees in the total amount of $45,000 are recorded for the nine months ended March 31, 2000, at $2,500 per month each for Ms. Marlene Schluter, Director and Officer of the Company and Mr. Chad Lee, Director and Officer of the Company, or consulting companies owned by them.
   b) Ms. Marlene Schluter and Mr. Chad Lee were reimbursed for travel and office costs paid on behalf of the Company, of $7,234.40 and $3,972.27, respectively, during the nine months ended March 31, 2000

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)

Note 5     FIXED ASSETS - COMPUTER EQUIPMENT

       The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum.

       The cost and accumulated depreciation at March 31 are as follows:

                                                          March 31,
                                                   -----------------------
                                                   2000               1999
                                                   ----               ----
          Cost                                   $105,945          $  --
          Accumulated depreciation                (12,839)            --
                                                  -------           ------
          Net balance                            $ 93,106          $  --
                                                  =======           ======

Note 6.     COMPUTER TECHNOLOGY AND WEBSITE COSTS

   a)  Acquisition From Online Innovation

       i) The Company by resolution dated April 2, 1999 acquired from Online Innovation, a non-reporting private Canadian unincorporated entity, 100% interest in all of its proprietary and intellectual property associated with its business plan and concepts and its world wide web site domain name: www.virtuallydating.com.

       ii) Consideration for this purchase is the issuance of 400,000 common shares of the Company at a price of $0.50 per share. These shares were issued on June 2, 1999 and the amount of $200,000 has been included as an expense of operations for the year ended June 30, 1999.

       iii) Online Innovation has not had any historical revenue or expenses;
            it also has no liabilities and the only asset is a business plan and concepts and the abovementioned world wide web site domain name.

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


Note 6.     COMPUTER TECHNOLOGY AND WEBSITE COSTS (cont'd)

   b)  Agreement with Stratford Internet Technologies.

       By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies ("Stratford"), Stratford has been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of
                               -----------------------
       $400,000 US, which is capitalized in these financial statements, and 300,000 common shares of the Company. The payment schedule is as follows:

       i) a deposit of $275,000 US upon delivery of the contract. This amount has been paid,
       ii) the balance of $125,000 US represents the expenditure for completion of development of and roll out of the website which is due upon completion of development of the website and the Company raising secondary financing. The Company has received $225,000 US to December 31, 1999 on the exercise of 450,000 share purchase warrants. The obligation to pay $125,000 US to Stratford is disclosed as a current liability as at March 31, 2000, as it is expected to be paid within the next twelve months, and the cost is carried as a deferred development expense until the website is completed.
       iii) the issuance of 300,000 common shares, restricted under Rule 144, which will bear a one year tradable restriction upon contract delivery. The obligation to issue these shares has not been recorded in these financial statements but is disclosed as a contingent liability in Note 15.

Note 7.     LEASE OBLIGATIONS

   a)  Computer Lease
       On June 1, 1999, the Company entered into a 36 month lease with Leasing Solution (Canada) Inc. for computer equipment to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:
                      2000     CAD$ 1,503
                      2001     CAD$ 1,604
                      2002     CAD$ 1,337

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


Note 7.  LEASE OBLIGATIONS (cont'd)

   b)  Lease of Premises
       The Company entered into a lease for offices on April 1, 1998 with 535424 BC Ltd. for three years for monthly rent and costs of CAD$827.63 plus GST. This agreement was terminated on October 31, 1999.

   c)  Lease of Premises
       The Company entered into a lease for offices on November 1, 1999 with 570679 BC Ltd. for three years for monthly rent and costs of CAD$1,987.50.

       The first and the last months rent of CAD$3,975.00 (CAD$1,987.50 X 2) is due at the time of signing. This amount has been paid and CAD$3,975 (US$3,358.19) is recorded as prepaid expense as at March 31, 2000.

Note 8     COMPENSATION/STOCK OPTION/DEFERRED COMPENSATION ARRANGEMENT

   a) The Company does not have a stock option plan or deferred compensation plan as at March 31, 2000.
   b) No liability for potential pension costs has been recorded at March 31, 2000.

Note 9     NET LOSS PER SHARE

       Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Note 10     INCOME TAXES

       The Company has losses carried forward to future years of $952,147. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to unlikely application of the loss.

Note 11  FINANCIAL INSTRUMENTS

       The Company's financial instruments consist of cash, prepaid expense, accounts payable and agreement payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


Note 12  PRIVATE PLACEMENT

   a) By resolution dated April 15, 1999, the directors determined to effect a private placement to total 3.2 million common shares of the Company at a price of $0.50 per share with one share purchase warrant entitling the buyer to purchase one additional common share of the Company at a purchase price of $0.50 per common share at any time prior to the first anniversary of the date of acceptance on April 15, 1999 or at a purchase price of $0.60 per common share at any time after the first anniversary but prior to the second anniversary of the acceptance.

   b) Of the above placement, the Company received subscriptions for 1,600,000 common shares and received $800,000. An Issuance Resolution covering the issuance of these shares was approved by the Company on June 22, 1999. There are 1,050,000 common share purchase warrants outstanding at March 31, 2000.

Note 13  CONSULTING AGREEMENTS

   a)  Fortune Capital Management (USA) Inc.

       By agreement dated March 31, 1999, the Company agreed to retain Fortune Capital Management (USA) Inc. as a consultant to provide corporate finance services and related office administration services to the Company for a consultant fee of $6,000 per month, for a period of one year commencing on the date of this agreement. The term of this agreement may only be extended by the written agreement of the Company and the consultant. The Company may terminate the agreement at its option upon the breach by the consultant of its obligations pursuant to the agreement provided that the Company has given written notice of default to the consultant and the consultant has failed to remedy the default within 30 days of receipt of written notice from the Company. The consultant may terminate the agreement at any time upon thirty days written notice to the Company. The agreement may not be assigned by the consultant without the prior written consent of the Company.

   b)  The Pinnacle Group

       i) By agreement dated April 14, 1999, the Company appointed The Pinnacle Group as the company's financial public relations advisor for a period of six months commencing May 1, 1999 for $3,500 per month to develop and execute an investor relations/financial communications program. This agreement was cancelled in July 1999.

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


Note 13  CONSULTING AGREEMENTS (cont'd)

   c)  535424 BC Ltd.

       The Company has engaged 535424 BC Ltd. to provide the Company with professional marketing, research and developmental services at a total cost of $2,500 per month plus GST of $175.

   d)  National Financial Communications Corp.

       By agreement dated February 1, 2000, the company engaged National Financial Communications Corp. to render public relations and communication services for a period of one year commencing February 1, 2000 and terminating February 1, 2001, at $10,000 per month. The amount of $20,000 has been incurred to March 31, 2000. By mutual agreement the services were suspended in April 2000 until the company becomes fully reporting. As part of the agreement, National Financial Communications Corp. is granted the following options to purchase shares of the company, exercisable, commencing February 1, 2000, and ending two years subsequent to the termination date of the agreement:

              Number of Shares               Option Price per Share
              ----------------               ----------------------
                   50,000                              $2.00
                   50,000                              $3.00
                   50,000                              $4.00
                   50,000                              $5.00
                   50,000                              $7.00
                   ------
            Total 250,000
                  =======

Note 14  STOCK OPTIONS

   a) As at February 2, 1999 the Company granted to Fordee Management Company with stock options to purchase 400,000 common share of the Company at a price of $0.20 per share with the expiry date of October 3, 2002. These options are outstanding as at March 31, 2000.

   b)  Fordee Management Company is an unrelated third party

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


Note 14  STOCK OPTIONS (cont'd)

   c) The compensation of $120,000 applicable to issuance of this option was expensed in the year ended June 30, 1999, and was added to paid-in capital, computed as follows:

           Option price of 400,000 shares at $0.20 per share $ 80,000 Market price at date of issuance of option
            400,000 shares at $0.50 per share                       200,000
                                                                  ---------
           Compensation added to paid-in capital                 $  120,000
                                                                  =========

           Deferred income tax - 35% of $120,000                 $   42,000
                                                                  =========

Note 15  CONTINGENT LIABILITIES

   a)  Liability to issue common shares
       By agreement dated July 30, 1999 as outlined in Note 6(b), above, the Company engaged Stratford Internet Technologies to design and maintain an e-commerce website for the Company. An additional obligation of the Company, in this agreement, is the obligation to issue 300,000 common shares upon completion of the website. As the website had not been completed by March 31, 2000, these shares are not recorded as at that date and no paid up cost or value related thereto has been recorded in these financial statements.

   b)  Terminated Mexican property option agreement
       The option agreement that the Company entered into on September 30, 1997 to acquire a 60% interest in four mineral properties in the State of Sinaloa, Mexico required the Company to pay a total of $900,000 in staged payments over three years, to incur exploration and development expenditures of $4,500,000 and to issue 3,000,000 shares to the property owner upon the signing of a formal joint venture agreement between the parties. The only payment that the Company paid relating to the assignment to the Company of this option agreement was the issuance of 8,500,000 shares with a deemed aggregate value of $30,000 to a related party. No formal joint venture agreement was signed and the Company is of the opinion that it has no further obligations relating thereto, and accordingly, no liabilities are recorded in these financial statements relating to this matter.

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                       Statement of Stockholders' Equity
            From Date of Inception on August 1, 1997 to March 31, 2000
                                  (in U.S. Dollars)
                                     (Unaudited)

                           Number of                Additional     Total         Retained                       Total
                            Common          par       Paid-in     Capital        Earnings     Cumulative     Stockholders'
                           Shares          Value     Capital       Stock         (Deficit)    Translation       Equity
                       ----------------------------------------------------------------------------------------------------
Net loss for eleven
month period ended
June 30, 1998                                                                    $(144,175)                  $(144,175)

Issued for cash,
 @$0.01                     1,500,000     $ 1,500      13,500     $   15,000                                    15,000

Issued for cash,
 @$0.001                      500,000         500                        500                                       500

Issued for
 assignment of
 option on
 mineral properties,
 @$0.0035                   8,500,000        8,500     21,500         30,000                                    30,000
                       ----------------------------------------------------------------------------------------------------
                           10,500,000       10,500     35,000         45,500      (144,175)                    (98,675)

Shares subscribed and
 fully paid  but
 unissued (issued
 2/16/99), @$0.50              85,000           85     42,415         42,500                                    42,500
                       ----------------------------------------------------------------------------------------------------
Balance, June 30, 1998     10,585,000       10,585     77,415         88,000      (144,175)                    (56,175)

Net loss for year
 ended June 30, 1999                                                              (478,497)                   (478,497)

Compensation on stock
 options                                              120,000        120,000                                   120,000

Cumulative translation                                                                        (1,055)           (1,055)

 2/16/99 issued for
  cash, @$0.50                 20,000           20      9,980         10,000                                    10,000

 4/20/99 issued for
  cash, @$0.50                100,000          100     49,900         50,000                                    50,000

 6/2/99 issued for
  private business
  (note 7), @$0.50            400,000          400    199,600        200,000                                   200,000

 6/22/99 issued for
  cash (note 14),
  @$0.50                    1,600,000        1,600    798,400        800,000                                   800,000
                       ----------------------------------------------------------------------------------------------------
Balance, June 30, 1999     12,705,000       12,705  1,255,295      1,268,000      (622,672)   (1,055)          644,273

Cumulative translation                                                                           543               543

Shares subscribed
 and fully paid, @$0.50       450,000          450    224,550        225,000                                   225,000

Net loss for nine
 months ended March
 31, 2000                                                                         (329,475)                   (329,475)

Cumulative translation
Issued for exercised
 of option @ $0.50            100,000          100     49,900         50,000                                    50,000
                       ----------------------------------------------------------------------------------------------------

Balance, March 31,
 2000                      13,255,000       13,255  1,529,745      1,543,000      (952,147)     (512)          590,341
                       ====================================================================================================

                 See Accompanying Notes and Independent Accountants' Report

Item 2 - Management Discussion and Analysis or Plan of Operation

General

Online Innovation, Inc. (the "Company") is a website development company. The Company is currently developing a website designed to facilitate social interaction between single adults, with an emphasis on entertainment and matchmaking. The Company's business will be conducted almost exclusively through its website, www.virtuallydating.com. The website is currently operational on beta test basis only, which was uploaded on the world wide web on January 19, 2000. Management expects that the website will be fully operational by the end of June 2000. The Company is currently devoting most of its time and energy to the development of the website. This involves supervising the website development consultants retained by the Company, providing creative input, ensuring that the website is operational within the time currently scheduled and ensuring that the components function in a manner and at a level acceptable to the Company's management.

The Company has also begun to focus on marketing activities. Membership drives and other marketing activities will be the primary component of the Company's activities once the website is fully functioning. It is anticipated that marketing expenses will be the Company's most significant expenses in the 12 months after the launch of the website.

Forward Looking Statements

All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the Company's reliance on current revenues; the uncertainties associated with the introduction of new products/services; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions made by the Company and the costs associated with such acquisitions; dependence on its chief executive officer; substantial competition from larger companies with greater financial and other resources than the Company; the success of its marketing strategy; its dependence on suppliers for some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; and potential product liability risk associated with its existing and future products. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Marketing Strategies

Management believes that marketing will be the key to the Company's success in the short term and in the long term. As a result, management intends to focus much of its energies in the 12 month period following launch of the website on marketing activities. The Company intends to advertise online, through print media and possibly, depending on the resources available, through television, radio and billboards. The goal is to capture, at a minimum, 50,000 subscribing members in each of the three years following the launch of the website, for a total of 150,000 members within three years of launch. The target market for the Company's service is single adults, aged 18-49, with basic computer skills and access to the internet. The Company intends to focus on the North American market in the short term and consider other markets at a later date.

Online Advertising

Online advertising can take a number of different forms. Banner advertising is the most common form. Banner advertisements are small banners which appear on the perimeter of another Company's website and provide information about the advertising company. Generally, a link to the advertising company's website will be provided. The Company intends to place banner advertisements on those websites which management believes will enable the Company to most effectively reach its target market.

Affiliations with other websites also provide an avenue for marketing for internet companies. Companies with similar markets can form various types of strategic alliances to promote one another's products and services. The key component is usually a link to the affiliate company's website. By forging strategic partnerships with key industry players, the Company hopes to be able to increase traffic on its website.

Another form of online advertising being considered by the Company involves sponsoring e-mails or newsletters sent by other internet companies. Through payment of a sponsorship fee, the Company would be shown as the sponsor of a particular e-mail or newsletter sent by an entity to its members. By selecting an entity with a large membership, the Company can reach large target markets. A message identifying the sponsor and a link to the sponsor's website are provided.

Management intends to explore the various forms of online advertising available and to focus its initial energy on this sector because of the relatively low cost and the ability to reach its target market (i.e. personal computer users) effectively. It will, however, assess other marketing tools and utilize those which it feels will enable it to reach its target market in the most efficient and cost effective manner.

Print Media, T.V., Radio and Billboards

While management is of the view that online advertising will initially be the most cost-effective marketing tool, it also believes that other, more traditional methods of marketing will be effective and must be developed to the fullest extent possible. It envisions placing advertisements in the personals sections of major newspapers and in high circulation magazines with general readership to brand the VirtuallyDating name and to expose the Company to a wider audience. Determination as to whether these types of advertisements will be placed will depend on funds available after the launch of the website. In addition, advertisements on television, radio and on billboards will be considered and utilized if the Company has the capital available to purchase advertising space/time from these sources.

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until June 30, 2000. Management will be seeking to arrange additional equity financing for the Company in the upcoming months. Any additional funds raised will likely be utilized for marketing, website development and maintenance and for general and administrative expenses. The quantity of funds to be raised and the terms of any equity financing to be undertaken will be negotiated by the Company's management as opportunities to raise funds arise. The Company will be required to incur an additional $125,000 in expenditures to complete the development of and roll out its website. This represents the balance of the fees which the Company is required to pay to its website development consultants in connection with the development of the Company's website. This amount is payable upon completion of development of the website and, if necessary, upon completion of appropriate financing by the Company. Specific plans related to marketing and any additional website development which may occur after the website becomes operational will be devised once financing has been completed and management knows what funds will be available for these purposes. If additional financing is unavailable, the Company will, to the extent possible, rely on revenue generated from memberships and other sources identified above to meet its financial needs. There is no guarantee, however, that revenues from ongoing operations will be sufficient to meet the Company's working capital requirements on an ongoing basis.

Additional Website Development

Once the website is launched, the Company intends to continue to develop new features which will make the website more attractive to prospective members. Proposed features may include the development of live video chat functions for members whose personal computers have the capacity to perform video conferencing/interaction. In addition, the Company intends to create a webpage entitled "Hey Bartender" which would provide recipes for alcoholic cocktails. Members would be invited to post their own favorite recipes on the page. Another section entitled "Postcards From Stanley" may be created. This section would feature travel reviews of destinations geared towards singles.

Purchase of Equipment

At this time, the Company does not anticipate the purchase of any significant equipment.

Employees

The Company currently has no full or part time employees. The Company retains consultants to provide it with services related to the administration, management and development of the Company. At this time, the Company does not anticipate any significant changes in staffing.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

There are no legal proceedings reportable pursuant to this section. As of the date of this report, the Company has not been served with notice of any legal proceedings and does not contemplate undertaking any legal proceedings.

Item 2 -Change in Securities

No instruments defining the rights of the holders of any class of registered securities were modified during the period covered by this report. No rights evidenced by any class of registered securities were materially limited or qualified by the issuance or modification of any other class of securities during the period covered by this report.

On April 15, 1999, the Company completed a sale of 1,600,000 units at a price of $0.50 per unit. Each unit consisted of one share of the Company's common stock and one share purchase warrant. Each share purchase warrant was exercisable for a term of 2 years and entitled the holder to purchase one share of the Company's common stock at a price of $0.50 until April 15, 2000 or at a price of $0.60 any time after April 15, 2000 but before April 15, 2001. The offering was made without registration under the Securities Act in reliance on the exemption from registration provided by sections 4(2) and 3(b) of the Securities Act and by Regulation D promulgated thereunder.

On January 4, 2000, a total of 450,000 shares were issued by the Company pursuant to the exercise of share purchase warrants issued in conjunction with the unit offering. On March 13, 2000, a total of 100,000 shares were issued by the Company pursuant to the exercise of share purchase warrants issued in conjunction with the unit offering.

Item 3 - Defaults Upon Senior Securities

There have been no material defaults in the payment of principal, interest, sinking or purchase fund installments or any other material defaults with respect to indebtedness of the Company exceeding 5% of the total assets of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

Item 5 - Other Information

There is no information reportable pursuant to this section.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      15   Letter on Unaudited Financial Information

      27   Financial Data Schedule

(b) No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 23, 2000                             ONLINE INNOVATION, INC.
     ----------------------                            (Registrant)

                                                 By:     /s/ Chad Lee
                                                    --------------------------
                                                    Chad D. Lee, President and
                                                    Chief Financial Officer

May 15, 2000


Securities and Exchange Commission
450 Fifth Street
Washington, D.C. 20549


Commissioners:

We consent to the inclusion of our report dated May 12, 2000 on our review of interim financial information of Online Innovation, Inc. for the nine months ended March 31, 2000 in Online Innovation, Inc.'s quarterly report on Form 10QSB for the quarter then ended.


Signed        /s/ Moen and Company


Vancouver, British Columbia, Canada