Form 10QSB/A
period 2000-03-31
ONLINE INNOVATION INC
filed 2000-06-09
CIK 1104734

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB/A
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
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

          1118 Homer Street, #218, Vancouver, British Columbia V6B 6L5
          ------------------------------------------------------------
                    (Address of principal executive offices)

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
                       ====================================================================================================

                 See Accompanying Notes and Independent Accountants' Report

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (formerly Sinaloa Gold Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)

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

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (formerly Sinaloa Gold Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


Note 2.     SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      Depreciation is remeasured at historical exchange rates that existed at the time the underlying related asset was acquired.

      An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                           Nine Months           Year Ended
                                          Ended March 31,         June 30,
                                     ---------------------   -------------------
                                       2000         1999       1999       1998
                                     --------     --------   --------    -------
      Beginning balance             $    (512)   $  (1,055)  $    --    $    --
      Changes during the period           --           543     (1,055)       --
                                     --------     --------   --------    -------
      Ending balance                $    (512)        (512)    (1,055)       --
                                     ========     ========   ========    =======

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

   d) Amortization of Computer Software
      Development - Application Development Stage Costs

      The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized. When the company is in the post-implementation/operation stage costs will be expensed as incurred.

      Amortization of computer software costs will commence when the software service is available to be marketed. The amortization period is for five years on a straight-line basis.

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (formerly Sinaloa Gold Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


Note 3.     CAPITAL STOCK

   a) Authorized:  75,000,000 common shares at $0.001 par value.
   b) Common shares issued and outstanding are as follows:

                                                        Shares           $
                                                     ------------    -----------
      Balance, June 30, 1998, and March 31, 1999       10,585,000    $    88,000
                                                     ============    ===========

      Balance, June 30, 1999                           12,705,000      1,268,000

      Issued during the period:
        for cash                                          550,000        275,000
                                                     ------------    -----------
      Balance, March 31, 2000                          13,255,000      1,543,000
                                                     ============    ===========

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

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (formerly Sinaloa Gold Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


Note 5     FIXED ASSETS - COMPUTER EQUIPMENT

      The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum.

      The cost and accumulated depreciation at March 31 are as follows:

                                                          March 31,
                                                  --------------------------
                                                   2000               1999
                                                  -------            -------
             Cost                                $105,945           $   --
             Accumulated depreciation             (12,839)              --
                                                  -------            -------
             Net balance                         $ 93,106           $   --
                                                  =======            =======

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

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (formerly Sinaloa Gold Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)

Note 6.     COMPUTER TECHNOLOGY AND WEBSITE COSTS (cont'd)

   b) Agreement with Stratford Internet Technologies.

      By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies ("Stratford"), Stratford has been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, which is capitalized in these financial statements, and 300,000 common shares of the Company. The payment schedule is as follows:

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

              2000            CAD$ 1,503
              2001            CAD$ 1,604
              2002            CAD$ 1,337

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (formerly Sinaloa Gold Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)

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

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (formerly Sinaloa Gold Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


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

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (formerly Sinaloa Gold Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


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

   b) Fordee Management Company is an unrelated third party

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (formerly Sinaloa Gold Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


Note 14    STOCK OPTIONS (cont'd)

   c) The compensation of $120,000 applicable to issuance of this option was expensed in the year ended June 30, 1999, and was added to paid-in capital, computed as follows:

            Option price of 400,000 shares at $0.20 per share $ 80,000 Market price at date of issuance of option 400,000
                shares at $0.50 per share                              200,000
                                                                  ------------
            Compensation added to paid-in capital                 $    120,000
                                                                   ===========

            Deferred income tax - 35% of $120,000                 $     42,000
                                                                   ===========

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

   b) Terminated Mexican property option agreement

      The Company held the option to acquire an interest in subsurface mineral rights on four mineral properties located in the State of Sinaloa, Mexico. The interest was acquired by way of assignment of all rights under an option agreement between CL Communications Group, (an unincorporated entity wholly owned by the president of the Company) and the owner of the interest in the mineral properties [see note 2(a) and note 4(d)]. The option agreement was entered into on September 30, 1997. The rights under the option agreement were assigned to the Company by CL Communications Group on the same day. The owner of the mineral properties is an unrelated third party. The terms of the option agreement were set out in part in a written agreement. Some of the terms were agreed upon verbally between the parties. The option agreement required the Company to pay a total of $900,000 in staged payments over three years, to incur exploration and development expenditures on the properties of $4,500,000 and to issue 3,000,000 shares to the property owner upon signing of a formal joint venture agreement between the parties. Other than an initial cash payment of $30,000 (which was made by CL Communications Group and for which the Company issued 8,500,000 shares to CL Communications Group), the cash and share payments and exploration expenditures were to be made solely at the Company's discretion. If the Company chose not to make

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (formerly Sinaloa Gold Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000
                                (in U.S. Dollars)
                                   (Unaudited)


Note 15 b)  Terminated Mexican property option agreement (cont'd)

      further payments, it would earn no interest in the properties. Management determined that, under the economic conditions prevailing at the time, development of the mineral properties was not economically feasible. As a result, the Company chose not to make further payments and, therefore, earned no interest in the properties. The Company has been advised by its counsel that the written agreement could be construed as an agreement of purchase and sale, in which case the Company could be held liable to make full payment and incur the required exploration and development expenditures as set out above. Management of the Company is of the opinion that the likelihood of such an assertion being made and upheld is remote. Management is, therefore, of the view that it has no further obligations relating to the option agreement and, accordingly, no liabilities are recorded in these financial statements relating to this matter.

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


Date:   June 9, 2000                             ONLINE INNOVATION, INC.
     ----------------------                            (Registrant)

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