Form 10QSB/A
period 2000-03-31
ONLINE INNOVATION INC
filed 2000-09-21
CIK 1104734

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


                                                          "Moen and Company"


                                                           Chartered Accountants

Vancouver, British Columbia, Canada
May 12, 2000

                            ONLINE INNOVATION, INC.
                         (formerly Sinaloa Gold Corp.)
                            (A Delaware Corporation)
                          (A Development Stage Company)
                                Balance Sheet
                               March 31, 2000
                             (In U.S. Dollars)
                                (Unaudited)
                (With Comparative Figures at March 31, 1999)


                                    ASSETS               2000          1999
                                                         ----          ----
Current Assets
  Cash                                                $ 195,037      $    1,035
  Prepaid expense                                         3,358            -
                                                       --------       ---------
                                                        198,395           1,035
Deferred tax asset (Note 13d(ii) and 14)                 52,500            -
Fixed assets
  Computer equipment (Note 5)                            93,106            -
Computer software development (Note 6(b))
  Application development stage costs                   400,000            -
                                                       --------       ---------
                                                      $ 744,001      $    1,035
                                                       ========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                    $  18,160      $   14,417
  Loans, unsecured, non interest bearing and
   with no specific terms of repayment                     -             32,358
  Due to related parties (Notes 3 and 4)                   -             40,000
  Agreement payable - Stratford Internet
   Technologies (Note 6(b))                             125,000            -
                                                       --------       ---------
                                                        143,160          86,775
                                                       --------       ---------

Stockholders' Equity
  Capital Stock (Note 3)
   Authorized:
    75,000,000 common shares at $0.001 par value
   Issued and outstanding - 13,255,000 common shares
    (1999 - 10,585,000 common shares)                    13,255          10,585
   Paid in capital in excess of par value of stock    1,559,745          77,415
Deficit accumulated during development stage
  (note 1)                                             (971,647)       (173,740)
Cumulative translation                                     (512)           -
                                                       --------       --------
                                                        600,841         (85,740)
                                                       --------       ---------
                                                      $ 744,001      $    1,035
                                                       ========       =========

Approved on Behalf of the Board
     /s/ Chad D. Lee        , Director
     -----------------------

     /s/ Marlene C. Schluter, Director
     -----------------------

          See Accompanying Notes and Independent Accountants' Report

                                              ONLINE INNOVATION, INC.
                                           (formerly Sinaloa Gold Corp.)
                                              (A Delaware Corporation)
                                           (A Development Stage Company)
                                            Statement of Profit and Loss
                                                 (In U.S. Dollars)
                                                    (Unaudited)

                                  Cumulative From
                                   Inception Date
                                    of Aug 1, 1997               Quarter Ended             Nine Months Ended
                                      to March 31,                 March 31,                    March 31,
                                                    ---------------------------------------------------------------
                                         2000                  2000          1999             2000          1999
                                 ----------------------------------------------------------------------------------
Administration Costs
   Depreciation                   $      12,839          $      7,946     $       -     $     12,762     $       -
   Compensation on stock option         150,000                30,000             -           30,000             -
   Filing and transfer agent fees        12,062                 3,274              356         6,872            1,256
   Financing costs                       22,550                  -                -             -               3,300
   Management and consulting fees       281,525                20,000             -          116,000            3,500
   Office expenses, net                  67,681                18,395            5,419        42,376           17,208
   Option payment, mineral properties    30,000
   Professional fees                     63,784                24,331             -           31,834            2,651
   Promotion, investor relations,
     and investor communications         82,749                43,111             -           68,819            1,650
   Computer technology and
    software development preliminary
    development stage costs             227,325                     1             -            7,203             -
   Website marketing/Banner
    advertising costs                    61,104                29,313             -           38,345             -
   Travel expenses                       12,528                   950             -            5,264             -
                                   ------------           -----------      -----------   -----------      -----------
                                     (1,024,147)             (177,321)          (5,775)     (359,475)         (29,565)
Deferred income taxes                    52,500                10,500             -           10,500             -
                                   ------------           -----------      -----------   -----------      -----------
Net loss for the period           $    (971,647)         $   (166,821)    $     (5,775) $   (348,975)    $    (29,565)
                                   ============           ===========      ===========   ===========      ===========
Net loss per share,
  basic and diluted                                      $      (0.02)    $      (0.00) $      (0.03)    $      0.00
                                                          ===========      ===========   ===========      ===========


            See Accompanying Notes and Independent Accountants' Report






                         ONLINE INNOVATION, INC.
                      (formerly Sinaloa Gold Corp.)
                         (A Delaware Corporation)
                       (A Development Stage Company)
                          Statement of Cash Flows
                            (In U.S. Dollars)
                               (Unaudited)

                              Quarter Ended            Nine Months Ended
                                 March 31,                 March 31,
                      ----------------------------  ----------------------------
                           2000          1999            2000          1999
                      -------------  -------------  -------------  -------------

Cash Provided by
 (Used for)
Operating Activities
  Net loss for
   the period        $  (166,821)     $    (5,775)   $  (348,975)   $   (29,565)
  Item not requiring
   use of cash:
  Depreciation             7,946             -            12,762           -
  Compensation on
   stock options          30,000             -            30,000           -
  Cumulative
   translation              -                -               543           -
  Changes in non-
   cash working
   capital items
  Deferred income
   tax                   (10,500)            -           (10,500)          -
  Prepaid expense
   (increase)             (1,987)          12,667         (3,358)          -
  Accounts payable
   (decrease)             15,660             -            (5,948)        12,667
  Agreement payable         -                -           125,000           -
                      ----------       ----------     ----------     ----------
                        (125,702)           6,892       (200,476)       (16,898)
                      ----------       ----------     ----------     ----------
Investing Activities
  Computer software
   development
  Application
   development
   stage costs             -                -           (400,000)          -
  Fixed assets
   purchased             (42,092)           -           (105,434)          -
                      ----------       ----------     ----------     ----------
                         (42,092)           -           (505,434)          -
                      ----------       ----------     ----------     ----------
Financing
 Activities
  Due to related
   parties                  -            (21,667)        (31,689)          -
  Capital stock
   subscribed             50,000            -            275,000           -
                      ----------       ----------     ----------     ----------
                          50,000          (21,667)       243,311           -
                      ----------       ----------     ----------     ----------

(Decrease) in Cash
 during the period      (117,794)         (14,775)      (462,599)       (16,898)
Cash, Beginning
 of period               312,831           15,810        657,636         17,933
                      ----------       ----------     ----------     ----------

Cash, End of period  $   195,037      $     1,035    $   195,037    $     1,035
                      ==========       ==========     ==========     ==========



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


               Cumulative From
                Inception Date
                 of Aug 1, 1997        Quarter Ended         Nine Months Ended
                   to March 31,          March 31,               March 31,
                                ------------------------------------------------
                      2000         2000        1999          2000        1999
               -----------------------------------------------------------------
Balance
 (deficit),
 beginning      $      -     $  (804,826) $  (167,965) $  (622,672) $  (144,175)

Net loss for
the period         (971,647)    (166,821)      (5,775)    (348,975)     (29,565)
                 ----------   ----------   ----------   ----------   ----------

Balance
 (deficit),
 end of
 period         $  (971,647) $  (971,647) $  (173,740) $  (971,647) $  (173,740)
                 ==========   ==========   ==========   ==========   ==========




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

                           Number of                Additional     Total         Retained                       Total
                            Common          par       Paid-in     Capital        Earnings     Cumulative     Stockholders'
                           Shares          Value     Capital       Stock         (Deficit)    Translation       Equity
                       ----------------------------------------------------------------------------------------------------
Net loss for eleven
month period ended
June 30, 1998                                                                    $(144,175)                  $(144,175)

Issued for cash,
 @$0.01                     1,500,000     $ 1,500      13,500     $   15,000                                    15,000

Issued for cash,
 @$0.001                      500,000         500                        500                                       500

Issued for
 assignment of
 option on
 mineral properties,
 @$0.0035                   8,500,000        8,500     21,500         30,000                                    30,000
                       ----------------------------------------------------------------------------------------------------
                           10,500,000       10,500     35,000         45,500      (144,175)                    (98,675)

Shares subscribed and
 fully paid but
 unissued (issued
 2/16/99), @$0.50              85,000           85     42,415         42,500                                    42,500
                       ----------------------------------------------------------------------------------------------------
Balance, June 30, 1998     10,585,000       10,585     77,415         88,000      (144,175)                    (56,175)

Net loss for year
 ended June 30, 1999                                                              (478,497)                   (478,497)

Compensation on stock
 options                                              120,000        120,000                                   120,000

Cumulative translation                                                                        (1,055)           (1,055)

 2/16/99 issued for
  cash, @$0.50                 20,000           20      9,980         10,000                                    10,000

 4/20/99 issued for
  cash, @$0.50                100,000          100     49,900         50,000                                    50,000

 6/2/99 issued for
  private business
  (note 7), @$0.50            400,000          400    199,600        200,000                                   200,000

 6/22/99 issued for
  cash (note 14),
  @$0.50                    1,600,000        1,600    798,400        800,000                                   800,000
                       ----------------------------------------------------------------------------------------------------
Balance, June 30, 1999     12,705,000       12,705  1,255,295      1,268,000      (622,672)   (1,055)          644,273

Cumulative translation                                                                           543               543

Shares subscribed
 and fully paid, @$0.50       450,000          450    224,550        225,000                                   225,000

Net loss for nine
 months ended March
 31, 2000                                                                         (348,975)                   (348,975)

Cumulative translation
Issued for exercised
 of option @ $0.50            100,000          100     49,900         50,000                                    50,000

Compensation on
 stock options                                         30,000         30,000                                    30,000
                       ----------------------------------------------------------------------------------------------------

Balance, March 31,
 2000                      13,255,000       13,255  1,559,745      1,573,000      (971,647)     (512)          600,841
                       ====================================================================================================

        See Accompanying Notes and Independent Accountant's Report

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

            An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                             Nine Months           Year Ended
                                            Ended March 31,         June 30,
                                       ---------------------   -----------------
                                          2000        1999       1999       1998
                                       --------    --------   --------   -------
            Beginning balance         $    (512)  $  (1,055)  $    --   $    --
            Changes during the period       --          543     (1,055)      --
                                       --------    --------   --------   -------
            Ending balance            $    (512)       (512)    (1,055)      --
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

            Amortization of computer software costs will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis.

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

Note 7.  LEASE OBLIGATIONS (cont'd)

         b) Lease of Premises
            The Company entered into a lease for offices on April 1, 1998 with 535424 BC Ltd. for three years for monthly rent and costs of CAD $827.63 plus GST. This agreement was terminated on October 31, 1999.

         c) Lease of Premises
            The Company entered into a lease for offices on November 1, 1999 with 570679 BC Ltd. for three years for monthly rent and costs of CAD$1,987.50.

            The first and the last months rent of  CAD$3,975.00 (CAD$1,987.50 X
            2) is due at the time of signing. This amount has been paid and CAD $3,975 (US$3,358.19) is recorded as prepaid expense as at March 31, 2000.

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

         b) The Pinnacle Group

            i) By agreement dated April 14, 1999, the Company appointed The Pinnacle Group as the company's financial public relations advisor for a period of six months commencing May 1, 1999 for $3,500 per month to develop and execute an investor relations/ financial communications program. This agreement was cancelled in July 1999.

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

         d) National Financial Communications Corp.

            (i) By agreement dated February 1, 2000, the company engaged National Financial Communications Corp., an arm's length company, to render public relations and communication services for a period of one year commencing February 1, 2000 and terminating February 1, 2001, at $10,000 per month. The amount of $20,000 has been incurred to March 31, 2000. By mutual agreement the services were suspended in April 2000 until the company becomes fully reporting. As part of the agreement, National Financial Communications Corp. is granted the following options on February 1, 2000 to purchase shares of the company, exercisable, commencing February 1, 2000, and expiring January 31, 2003. February 1, 2000 is the measurement date and the vesting date. There are five options for 50,000 shares each at prices of $2.00, 3.00, 4.00, 5.00,
                  7.00 per share, respectively.

            (ii) The compensation of $30,000 is expensed in these financial statements. The options are nonforfeitable.
                    Option price of 50,000 shares at $2.00 per share $ 100,000 Market price at date of issuance of option -
                       50,000 shares at $2.60                            130,000
                    Compensation added to paid-in capital              $  30,000
                                                                     -----------
                    Deferred income tax - 35% of $30,000               $  10,500
                                                                     ===========

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

Note 14 STOCK OPTIONS (cont'd)

         c) The compensation of $120,000 applicable to issuance of this option was expensed in the year ended June 30, 1999, and was added to paid-in capital, computed as follows:

              Option price of 400,000 shares at $0.20 per share       $   80,000
              Market price at date of issuance of option 400,000
                shares at $0.50 per share                                200,000
                                                                      ----------
              Compensation added to paid-in capital                   $  120,000
                                                                      ==========

              Deferred income tax - 35% of $120,000                   $   42,000
                                                                      ==========

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

         b) Terminated Mexican property option agreement

            The Company held the option to acquire an interest in subsurface mineral rights on four mineral properties located in the State of Sinaloa, Mexico. The interest was acquired by way of assignment of all rights under an option agreement between CL Communications Group, (an unincorporated entity wholly owned by the president of the Company) and the owner of the interest in the mineral properties [see note 2(a) and note 4(d)]. The option agreement was entered into on September 30, 1997. The rights under the option agreement
            were assigned to the Company by CL    Communications Group on the
            same day. The owner of the mineral properties is an unrelated third party. The terms of the option agreement were set out in part in a written agreement. Some of the terms were agreed upon verbally between the parties. The option agreement required the Company to pay a total of $900,000 in staged payments over three years, to incur exploration and development expenditures on the properties of $4,500,000 and to issue 3,000,000 shares to the property owner upon signing of a formal joint venture agreement between the parties. Other than an initial cash payment of $30,000 (which was made by CL Communications Group and for which the Company issued 8,500,000 shares to CL Communications Group), the cash and share payments and exploration expenditures were to be made solely at the Company's discretion. If the Company chose not to make further payments, it

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

Note 15  b) Terminated Mexican property option agreement (cont'd)

            would earn no interest in the properties. Management determined that, under the economic conditions prevailing at the time, development of the mineral properties was not economically feasible. As a result, the Company chose not to make further payments and, therefore, earned no interest in the properties. The Company has been advised by its counsel that the written agreement could be construed as an agreement of purchase and sale, in which case the Company could be held liable to make full payment and incur the required exploration and development expenditures as set out above. Management of the Company is of the opinion that the likelihood of such an assertion being made and upheld is remote. Management is, therefore, of the view that it has no further obligations relating to the option agreement and, accordingly, no liabilities are recorded in these financial statements relating to this matter.

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


Date:   September 21, 2000                       ONLINE INNOVATION, INC.
     ----------------------                            (Registrant)

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