Form 10KSB
period 2000-06-30
ONLINE INNOVATION INC
filed 2000-10-12
CIK 1104734

United States Securities and Exchange Commission
                          Washington, D.C. 20549

                                 Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
                   For the fiscal year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
     For the transition period from              to
                                   --------------   -------------------

                           Commission File Number:

                           ONLINE INNOVATION, INC.
               (Name of Small Business Issuer in its charter)

            Delaware                                         52-2058364
            --------                                         ----------
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

   --------------------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

           Securities registered pursuant to Section 12(b) of the Act:
                                         None

           Securities registered pursuant to Section 12(g) of the Act:
                                     Common Stock

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of June 30, 2000, the registrant did not report any revenues.

As of October 10, 2000, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $15,765,000, based on the closing trade reported on the NQSB Pink Sheet quotation system. Shares of common stock by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES [ ]  NO [ ] N/A

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 10, 2000 the registrant's outstanding common stock consisted of 13,255,000 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):  YES [ ]  NO [X]

                               ONLINE INNOVATION, INC.

                                     FORM 10KSB
                                  TABLE OF CONTENTS

Part   Item(s)                                                          Page No.
----   -------                                                          --------

I       1         Description of Business
        2         Description of Property
        3         Legal Proceedings
        4         Submission of Matters to a Vote of Security Holders
II      5         Market for Common Equity and Related Stockholder Matters
        6         Management's Discussion and Analysis or
                        Plan of Operation
        7         Financial Statements
        8         Changes In and Disagreements With Accountants
                        on Accounting and Financial Disclosure
III     9         Directors, Executive Officers, Promoters and Control Persons;
                        Compliance with Section 16(a) of the Exchange Act
       10         Executive Compensation
       11         Security Ownership of Certain Beneficial Owners
                        and Management
       12         Certain Relationships and Related Transactions
       13         Exhibits and Reports on Form 8-K

                  Signatures
                  Exhibits

                                       PART I

ITEM 1:   DESCRIPTION OF BUSINESS

Business Development

   Online Innovation, Inc. (the "Company") is a website development company. The Company has developed a group of webpages designed to facilitate social interaction between single adults, with an emphasis on entertainment and matchmaking. The Company's website enables internet users to interact socially in a variety of contexts. The various webpages facilitate the development of "virtual communities" in which members interact socially and form bonds through the use of the internet. The Company's main website, located on the worldwide web at www.virtuallydating.com, provides entertainment for and facilitates matchmaking between single adults. This site acts as a gateway to the various webpages developed by the Company, all of which are designed to facilitate social interaction in a variety of settings and contexts. The target market is single North Americans over the age of 18 and the primary focus is on entertainment and matchmaking between single adults.

   During the period covered by this report, the Company worked primarily on the development of its business, particularly its website. The Company launched its website subsequent to its year end of June 30, 2000. Although the website is fully operational, the Company is continuing to improve the its performance. The Company is not charging a membership fee described in the section headed Principal Products and Services on page 5, but is currently offering free memberships. As of October 10, 2000, the Company had 21,369 members. The
Company intends, however, to generate revenue through the sale of memberships to users via the internet, through the sale of banner advertising on the website, and through the sale of merchandise.

   The Company was incorporated on May 7, 1997 pursuant to the General Corporation Law of the State of Delaware, U.S.A. under the name Micro Millennium Inc. On September 30, 1997, the Company acquired the option to earn a 60% interest in 4 mineral properties located in the state of Sinaloa, Mexico. The Company changed its name from Micro Millennium, Inc., to Sinaloa Gold Corp. on October 16, 1997 and operated as a mineral exploration and development company until January of 1999. Between September of 1997 and January of 1999, the Company's primary business focus was attempting to finance the exploration and development of its mineral properties.

   Depressed metal prices and lack of investor interest in resource stocks during this period made financing difficult. As a result, the Company chose not to exercise its option and decided to abandon its interest in its mineral properties and to acquire and develop its current website development business. Pursuant to an agreement dated April 2, 1999, the Company acquired from Online Innovation, a non-reporting private unincorporated entity, a 100% interest in all of its proprietary and intellectual property associated with its business plan and concepts and its worldwide web site domain name, www.virtuallydating.com. As consideration for the acquisition of the assets of Online Innovation, the Company issued 400,000 common shares at a deemed value of $0.50 per share to Mr. Darin Wong, the sole proprietor of Online Innovation.
The Company changed its name from Sinaloa Gold Corp. to Online Innovation, Inc.

on April 8, 1999, after acquiring the assets of Online Innovation as described above. Since the acquisition the Company has developed and continues to develop the property and concepts acquired from Online Innovation. In addition, it has been forging partnerships and strategic alliances in the internet industry and seeking financing to further its development goals.

Business of the Company

Principal Products and Services

   The Company's principal product/service is a website on the worldwide web (www.virtuallydating.com) which internet users can utilize to engage in various forms of social interaction with other users. The focus is on entertainment and matchmaking for single adults. The website is multi-faceted and allows users to interact socially in a number of different forums, described in greater detail below. The main webpage, located at www.virtuallydating.com, provides links to the other pages which comprise the site. These pages contain the various interactive/entertainment functions and services offered by the Company. In order to utilize the website, internet users are required to become members. The Company intends to charge a membership fee, but at present, the Company is offering free memberships. Once an individual becomes a member, he or she can utilize the various webpages created by the Company to interact with other members. Applying technology to create virtual communities, virtuallydating.com combine traditional on-line matchmaking features with interactive entertainment concepts to emulate real world experiences and social environments.

   The website offers several ways for members to meet, interact, and have fun through its many features, while always maintaining privacy and discretion. While the intention may be for members to find a love connection or friendship, the site's primary focus is entertainment. The interactive entertainment features of the site may also lead to or enhance a friendship or romantic liaison.

Member WebPages

   Members of the site complete a survey in which they compile information such as gender, height, geographic location, lifestyle choices, interests, hopes, dreams and desires. This information provides a personal profile for each member. Once the member completes the survey, the information is incorporated into a personal webpage for the member. The member designs the look and feel of his/her personal webpage by selecting from a number of different graphic options and features designed by the Company. Members also have the option of personalizing their webpage further by including their photograph. The personal webpage is then posted in a member webpage viewing gallery. All information from the member profiles is placed in a searchable database that other members can utilize to find suitable companions.

AutoMatch Function

   The AutoMatch option allows members to match automatically with other members who have similar interests. This option allows members to create a personal "short list" of member webpages to view and serves as an alternative to completing a more time-consuming survey of each member in the viewing gallery.

Searching Member Webpages

   In addition to the AutoMatch function, a search engine enables members to search the database for a suitable companion. Members engaging in such a search are required to identify the key qualities they are seeking in a companion. Utilizing the criteria set out by the member, the search engine searches the database and the member is provided with other member profiles which meet his/her criteria.

Internal Messaging Service

   Each member is provided with an internal messaging service that operates throughout the website. Privacy is maintained because home and office e-mail addresses are not utilized. Once a member selects the profile of a person whom he or she wishes to contact, the member can send a personal electronic message to that member as a first means of direct communication. When the recipient member logs onto the site, the recipient will be instantly informed that he or she has received mail. The recipient can then easily retrieve the message and respond at his or her own discretion.

Chat Rooms

   Chat rooms are sites where large numbers of members interact through instant messaging. All members participating in a chat room discussion can read messages that are sent to other participants in the room. Chat rooms provide "chatters" with the opportunity to discuss common interests and themes. Chat rooms also provide an alternative to the member webpage gallery as a means of meeting other members. For those members who are shy, and for whom connecting for the first time through internal messaging is too direct, the chat rooms provide the opportunity to get to know members first, before escalating the communication to a one-on-one basis.

   The Company provides three different sets of chat rooms organized around three different themes. The chat rooms emulate a natural setting in which people tend to meet, and are graphically enhanced to look and feel like an actual themed environment.

Friendship/Companionship Chat Rooms

   The Friendship/Companionship set of chat rooms are designed to attract members who are looking to meet others who have the same interests and are not looking for romantic involvement. There are four themed chat rooms available to these types of members.

Romance & Love Chat Rooms

   The Romance & Love set of chat rooms are designed to attract members who are serious about finding a love match and embarking on an experience of romance. Four themed chat rooms emulate the environments where singles most often look for love.

The Red Light District

   In these chat rooms members can discuss more personal issues that are sexual in nature. The Company hopes that by providing a separate set of chat rooms for sexual discussions, it will help prevent this type of interaction from occurring in the Friendship/Companionship and Romance & Love chat rooms.

Private Rooms

   If a member connects with someone special in a chat room, he or she has the option of forming a private room where the two can send instant messages and interact one-on-one. The room are completely private. Only the two members involved are able to read the other's messages and participate in the conversation.

The Dressing Room

   The Dressing Room allows members to design their own "avatar", a personalized caricature which represents the member throughout the site. Members enter the Dressing Room and have a selection of graphic representations of body parts and other accessories with which to create their own caricature. By utilizing drag and drop technology, members are easily guided through the creation of their avatar, choosing from a library of components (eyes, hair, body type, accessories, etc.). The avatar represents the member in all interactive sections of the Virtually Dating site. In chat rooms, multi-player games, or on the member's personal webpage, the avatar serves to introduce members to other members and provide another way in which members can express themselves.

Multi Player Avatar Based Games

   The website contains an interactive zone in which members can congregate to play games with one another. Games include trivia, multi player card games and carnival games. Each player/member participating in these games are represented by their avatar.

Send a Gift

   This service will combine online dating with online shopping. Once a member has found that special someone, he or she will be able to send a gift to that person. Gifts will range from greeting cards or "virtual" bouquets of flowers which are sent electronically, to merchandise which is mailed to the recipient. Animated greeting cards and virtual gifts are currently available. Members are required to complete an information form and then send a card from the VirtuallyDating Gallery of animated cards (10 animated cards to start with, future plans to increase the Gallery's inventory). Within the first year of site launch, the Company intends to develop the site to permit the purchase and delivery of merchandise.

   When merchandise becomes available, members will be able to view a select inventory of Private Collection gifts with the click of a mouse and purchase the gift directly, without having to leave the site, or provide another organization with their credit card number. The Company will complete the recipient mailing information so that privacy of the member's location will be maintained. The sender will never know the address of the recipient, and vice versa. All gifts in the Private Collection will be tasteful and in the spirit of romance so that intended recipients need not fear receiving something offensive in the mail.

Dear Bridgette

   The website will offer members third party love advice, relationship advice or dating advice through the use of a "Dear Abby" persona known as Bridgette. Bridgette's one on one advice will only be available to members. Dear Bridgette is currently not available, but the Company is presently developing this site.

Horoscopes

   The Company has negotiated an agreement with KnowledgeWeb, Inc. ("KnowledgeWeb"), pursuant to which the horoscope content of KnowledgeWeb's website will be made available to the Company's members. KnowledgeWeb provides an online horoscope service through its website located at www.Astrology.net. The Company entered into an Affiliate Agreement with KnowledgeWeb on November 8, 1999. Pursuant to the terms of the Affiliate Agreement, the Company is permitted to provide its members with access to content provided on the Astrology.net website. Access is provided by direct links from the Company's website to the Astrology.net website. Astrology.net provides some horoscope content to its users free of charge (e.g. daily horoscopes) and charges users for other content (e.g. personalized charts). KnowledgeWeb pays the Company commissions on purchases of content/services provided by Astrology.net made by persons who are linked to the Astrology.net website directly from the Company's website (10% for aggregate purchases of up to $1,000 in any given month and 20% for aggregate purchases exceeding $1,000 per month).

Dating Safety Tips

   Dating safety tips and advice for using the VirtuallyDating site are available to all members. This advice includes online dating and off-line dating safety tips for members.

Banner Advertising

   In addition to membership fees and online shopping, the Company intends to generate revenue through the sale of banner advertising. Banner advertisements are advertisements which appear on banners on the perimeter of a computer user's screen while viewing a website. Once traffic on the Company's website reach 1,000,000 page views per month, the website will be marketable to major corporations for banner advertising. A page view is the number of times each page throughout the site has been viewed by multiple users.

   The Company intends to target corporations whose business will enhance the general spirit of the website so that members will not feel that they are being blatantly advertised to. General floating banner spots will be made available to all prospective advertisers throughout the website's pages, but will not be available in the themed chat rooms. Banner advertisements in the themed chat rooms will be sold exclusively to corporations that sell products that are related to the theme of and will directly enhance the atmosphere in the chat room. For example, the Company intends to create a chat room with a "coffee house" theme. The Company intends to reserve banner advertisements in the "coffee house" chat room for corporations that sell coffee related products.

Banner advertising on the website will be sold for $12 per unit. A unit is 1,000 impressions. An impression is an occurrence of a banner advertisement on a webpage while that webpage is being viewed. Thus, a banner advertisement may appear for a few seconds or minutes while a person is viewing a webpage and then be replaced by another advertisement. Each time an advertisement appears is one impression.

Distribution Method

   The Company's primary means of distribution for its products and services is the internet. The Company's primary product is the information and interactive functions which are contained on the website. The information is accessible to internet users who are members. Merchandise which will be available through the "Send a Gift" service, once that service is functioning, will be distributed through the mail.

Competition

   The Company competes with numerous entities which provide matchmaking/dating services to the public in a variety of manners. The Company has identified four sources of competition: traditional "offline" dating agencies, personal advertisements, telepersonals and other online dating services.

Traditional Dating Agencies

   The Company competes with traditional "offline" dating agencies which provide matchmaking services to single adults. These are typically local services which serve defined and limited geographic areas. These services typically charge clients a fee for their service and do not facilitate interaction beyond introducing their clients to one another. By virtue of delivering its services via the internet, the Company can reach a market which is international in scope. Marketing efforts focus primarily on Canada and the U.S., but the Company is in a position to deliver its services anywhere in the world. This represents a significant advantage for the Company relative to traditional local dating agencies. In addition, the Company offers a range of services and forums which facilitate interaction between single people prior to their actually meeting in person. This type of service has traditionally not been provided by traditional dating agencies. Finally, the Company's internet based service allows delivery of the service directly to an individual's home. This allows members to interact socially from the comfort of their own home, until such time as they wish to interact with other members in a more direct fashion. The primary competitive disadvantage for the Company relative to "offline" dating services, is the Company's reliance on the internet to deliver its services, which limits the Company's market to personal computer users with internet access. Traditional dating services have no such market restriction. Nonetheless, for the reasons discussed above, the Company believes that its use of the internet as a means of service/product delivery is also the Company's primary competitive advantage over traditional dating services. In addition, the Company expects the use of the internet to increase dramatically in the coming years, significantly offsetting any advantage "offline" dating agencies may have in this regard.

Personal Ads

   Single adults seeking companionship or romance often place personal advertisements in newspapers and other periodical publications. The Company thus competes with newspapers and other periodicals for a portion of the market share. Similar to "offline" dating agencies, periodicals are subject to the same geographic restrictions with respect to the market. They can be costly and do not have an interactive component as the Company's internet based service does. Without an interactive component, participants are forced to communicate directly, either via telephone or in person, perhaps more quickly than they would like. As discussed above, the Company's internet based service allows members to interact from the comfort and security of their homes prior to arranging person to person contact with a prospective companion. Personal advertisements also have the advantage of being accessible to individuals without computers and internet access. As discussed above, however, the Company believes that the use of the internet will increase dramatically in the coming years, thereby offsetting a significant portion of the advantage of offline services in this regard.

Telepersonals

   Telepersonal services enable users to record personal advertisements which can then be accessed by other individuals over the telephone. Fees are often based on time spent using the service. Telepersonals advertisements have some of the same drawbacks relative to the Company's internet based service that the other services described above have. They do not facilitate any social interaction prior to a person to person or telephone meeting with a prospective companion. Telephone use is, however, much more widespread than internet use. This provides telepersonal matchmaking service providers with a significant competitive advantage over the Company. This competitive advantage will only be overcome if internet use becomes as widespread as telephone use, making the Company's products and services as accessible as those of telepersonal matchmaking services.

Online Dating Services

   There are other websites which provide services similar to those that are provided by the Company. The table below provides a summary of the most successful direct competition.

             -------------------------------------------------------------------
             VirtuallyDating.   Match.com     American     One & Only    Jewish
                .com                           Singles       Network     Quality
                                                                         Singles
-------------===================================================================
Cost to post   $10.95/month   $16.95/month       free         free      $125.00/
                                                                        6 months
--------------------------------------------------------------------------------
Cost to        free with       free with         free      $14.95/mo.  free with
respond        membership      membership                             membership
--------------------------------------------------------------------------------
Methods of     Internal         Internal       mail, fax,  Internal     Internal
communication  messaging       messaging       phone ($10  messaging   Messaging
                                               on contact)
--------------------------------------------------------------------------------
Ad
prescreening     yes             Yes             yes          yes          yes
--------------------------------------------------------------------------------

             -------------------------------------------------------------------
             VirtuallyDating.   Match.com     American     One & Only    Jewish
                .com                           Singles       Network     Quality
                                                                         Singles
-------------===================================================================
Anonymous
Answering        yes             Yes             no            no          your
                                                                          choice
--------------------------------------------------------------------------------
Religious
Affiliation       no              no             no            no          yes
                                                                          Jewish
--------------------------------------------------------------------------------
Gift Shop
(own)            yes              no             no            no           no
--------------------------------------------------------------------------------
On-site chat     yes             yes            yes            no           no
                themed
             environments
--------------------------------------------------------------------------------
Create
your own
caricature       yes              no             no            no           no
--------------------------------------------------------------------------------
Avatar based
multi-player
games            yes              no             no            no           no
--------------------------------------------------------------------------------
Sonofied
Surfing          yes              no             no            no           no
--------------------------------------------------------------------------------
Flash
enhanced
greeting
cards            yes              no             no            no           no
--------------------------------------------------------------------------------
Online
advice           yes             yes             no            no           no
--------------------------------------------------------------------------------
Extras         photos,          photos,        photos       photos,       photos
               voice ads        members                    voice ads
                                magazine
--------------------------------------------------------------------------------
Horoscopes       yes             yes             no             no          no
--------------------------------------------------------------------------------
Estimated
paying
subscribers   new service       120,000        200,000       >100,000     60,000
--------------------------------------------------------------------------------

 [  ]   Indicates a unique service offered by VirtuallyDating.

While the Company provides certain products and services which management believes are not currently being provided by the Company's online competitors, the Company is still at a competitive disadvantage relative to the online competitors listed above because of their established market presence. The Company will have to capture a market share before it can effectively compete with established online competitors. Established competitors have revenues with which to further develop and enhance their products and services, while the Company may be dependent on additional financing to do so. Refer to "Assessment of Competition" below for a discussion of the relative competitive advantages of established online matchmaking service providers.

Assessment of Competition

   The Company's primary competition comes from other online dating services. The Company's management is of the view that online matchmaking/entertainment services are superior to services provided by offline competitors and that the major barrier to their success relative to offline competitors is current lack of access to the internet by a large segment of the population. Management is of the view that once internet access becomes more widespread, online matchmaking services should displace offline competition. The interactive component of the online service, particularly the potential to foster extensive interaction prior to person to person meetings, should make use of online services more appealing than offline services to single adults seeking companionship. There is no guarantee, however, that access to and use of the internet will increase. Even if access to and use of the internet do increase, there is no guarantee that online services will displace offline competitors or that the Company will capture a substantial portion of the online market.

   The Company's primary website and related webpages are currently functional. However, established competitors have an advantage over the Company in that they have already captured a share of the market and thus have an established market presence. Achieving critical mass with respect to market share is critical for a business of the nature of the Company's. The Company's service will only be useful to consumers once a certain level of membership is attained. Competitors who already have an established market share will, therefore, be in a better competitive position than the Company. The Company hopes to offset any such competitive advantages by offering products and services which are superior in quality to and more appealing than those of their competitors and by launching an effective marketing campaign.

   The Company's primary objectives in the immediate future are to market its products/services and attain a broadly based diverse membership. To do so will require capital. The Company relies on equity financing to acquire capital for marketing and product development. There is no guarantee that financing sufficient to enable the Company to meet its objectives will be available in the future. The Company will thus be at a competitive disadvantage relative to more established competitors with greater access to capital. Established competitors with cash flow from revenues may be in a better position to capture a share of the available market.

Intellectual Property Rights

The Company relies on copyrights, trademarks, trade secret laws and contractual restrictions to establish and protect its proprietary rights in its services and products. The Company does not at this time have any patented technology which would prevent competitors from entering into its market. In addition, the Company has not registered any of its copyrighted software or trademarks. There can, therefore, be no assurance that the Company will be able to protect its proprietary rights from use by its competitors. The Company's management believes, however, that the steps taken by the Company to protect its intellectual property are consistent with industry standards for online businesses. The Company protects proprietary software primarily by maintaining secrecy with respect to source codes and other information pertaining to the Company's software. Consultants conducting development work on the Company's technology are bound by confidentiality clauses which restrict dissemination of proprietary technical information related to the Company's products. The
Company also relies on third party software licenses in the conduct of its business.

   To date, the Company has received no notification that its services or products infringe the proprietary rights of third parties. Third parties could, however, make such claims of infringement in the future. Any future claims that do occur may have a material adverse effect on the Company and its business. Refer to "Risk Factors" herein.

Government Regulation

   As at the date of filing, there are few laws and regulations that apply specifically to access to or commerce on the internet. Due to the increasing popularity of use of the internet, however, it is possible that laws and regulations with respect to the internet may be adopted at federal, state and even local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Such future regulations may end up having a material adverse affect on the Company and its business. Refer to "Risk Factors" herein.

Employees and Consultants

   The Company has no full or part time employees. The Company retains consultants to provide it with services related to the administration, management and development of the Company. The Company pays $2,500 per month to MCS Management Ltd., a private company wholly owned by Marlene Schluter, director, secretary and treasurer of the Company, for management and administrative services provided by MCS Management Ltd. The Company pays $2,500 per month to Netgain Management Solutions Inc., a private company wholly owned by Chad Lee, director and president of the Company, for management and administrative services provided by Netgain Management Solutions Inc.

Services related to the design, development and maintenance of the Company's website are provided by Stratford Internet Technologies Inc. ("Stratford"). Stratford is retained by the Company pursuant to the terms of a consulting agreement between Stratford and the Company dated July 30, 1999. Pursuant to the terms of this agreement, Stratford provides services related to the development, design and maintenance of the Company's internet based products and services. Stratford designs, develops and maintains the following items:

  * Database Architecture - (software comprising the member registration/ tracking database system)
  * Credit card transaction/authorization system for processing memberships and maintaining accounts
  * Interactive "build your own website/profile/avatar" system
  * Interactive chat rooms
  * Interactive multi-player games
  * Audio-technology to provide background music for the website

  * Direct live video chat connection for members with webcamera technology on their personal computers
  * Animated greeting cards and virtual gifts
  * Personal messaging system
  * Dear Bridgette Advice system
  * Daily horoscope service through links with third party service provider
  * Dating safety tip webpage
  * Survey systems for surveying members on a variety of issues

   Stratford is currently undertaking all of the computer programming and other technical development work related to the production of these various functions/services. Stratford will not act as the Company's webserver or provide the Company with webhosting services. A webserver is a computer server which houses the technical data and components comprising a webpage or website and related functional components. Webhosting companies typically provide internet companies and other entities with access to a server which functions 24 hours a day and is connected to the internet through a service provider who provides access to telephone cables or other means of electronically disseminating information. The Company does not currently have any agreements in place with any webhosting companies or internet service providers.

   Pursuant to the agreement with Stratford, the Company will pay Stratford $400,000 and issue Stratford 300,000 shares of its common stock in exchange for the services to be provided by Stratford and $25,000 was paid during the quarter ended June 30, 2000. The Company paid Stratford a deposit of $275,000 upon execution of the agreement. The balance will be paid upon completion of a financing by the Company. The shares are to be issued after Stratford has performed all of its obligations under the agreement. The shares will bear restrictive legends pursuant to Rule 144 and will not be transferable for one year from the date they are issued.

Risk Factors

   Prospective investors should consider carefully the following risk factors, in addition to the other information contained in this Registration Statement concerning the Registrant and its business, before making any investment in the Registrant's securities.

Potential for Failure of the Company's Business

   The Company may not be successful in its effort to further its business. Even if the Company were to successfully meet the goals it has set for itself the aforesaid goals may not be achieved within the respective time-frames set for them herein. The limited extent of the Company's assets and the Company's stage of development as well as the Company's limited operating history make it subject to the risks associated with start-up companies. For example, the Company, like many start-up companies, does not have significant revenues and may experience cash flow difficulties. It may, therefore, be required to rely on equity or bank financing to meet any cash needs in the short term. Such financing may not be available. In addition, the Company does not have an established presence in its target market and its name is not well known to consumers in that market. There is no guarantee that the Company will ever establish a significant presence in its target market. The Company's products and services are also not completely developed. Earning revenue depends on successful development of products and services. The Company may require additional financing to fully develop its products and services and, as discussed above, such financing may not be available when required. Any or all of these factors may cause the Company's business to fail.

Ability to Retain Qualified Management Personnel

   The Company's present management structure, although adequate for the early stage of its operations, will likely have to be significantly augmented as operations commence and expand. The ability of the Company to recruit and retain capable and effective individuals is unknown. The loss of the services of its current officers, or the inability of the Company to attract, motivate and retain highly qualified executive personnel in the future could result in failure of or cause serious disruption to the Company's business.

Competition in the Online and Offline Matchmaking Service Market

   The Company intends to enter into the internet/e-commerce market, which is relatively new and are, therefore, difficult to predict in terms of the level of demand for the Company's products and services. In addition, this market is or likely will be, subject to intense competition from both private and public businesses nationally and/or around the world, many of whom have greater financial and technical resources than the Company. The Company competes with more established competitors in the internet matchmaking and e-commerce businesses and may have difficulty establishing a significant market presence. In addition, the Company competes with the more established offline matchmaking/dating services industry. Competition from these sources as well as any other future competition may be insurmountable for the Company. If the Company is unable to compete in this marketplace, its business may fail. Refer to the section entitled "Competition" herein.

Adverse Effects of Incorrect Financial Assumptions

   The Company will rely on internally prepared forecasted financial statements, which are predicated on certain assumptions, including assumptions of revenue and expense and the occurrence of certain future events, which in turn were based on management's considered assessment of prevailing conditions and management's best estimates of future events. Should, for example, product yields or prices deviate from the levels assumed in the internal forecasted statements, then the Company's projected revenue and profits will be less than projected. Similarly, should the Company's actual costs exceed the assumed levels, then the Company's projected profits would likewise be less than projected. In the final analysis, any return to an investor in the Company will in large part be determined by management's ability to execute the Company's plan as projected, and there can be no assurances provided of their success with respect thereto. There can be no assurances whatsoever as to the future financial performance of the Company. Projections are based upon current information and certain extrinsic factors, some of which are beyond the control of the Company, and/or subject to various assumptions, such as the Company's ability to obtain additional financing and its ability to implement its plan.

Absence of Operating History

   The Company was incorporated on May 7, 1997 but, as discussed, has yet to commence operations in the internet/e-commerce business as it was previously in the mining resource industry. To date, the Company has attempted to raise capital to fund the implementation of its initial goals. The Company has no revenues from operations, has yet to produce a profit and has no significant assets. Failure to achieve projected rates of market penetration could significantly affect the Company's pattern of revenues and expense, and accordingly future cash flow. Therefore, the Company's stockholders should be prepared to bear the economic risk of losing their entire investment.

Lack of Public Market

   There is not now, and there may never be, a public market of any kind for the securities issued by the Company. There is no assurance that the price of the Company's common stock in any market which may develop will be greater than the offering price. As a result of these factors, holders of the Company's common stock may not be able to liquidate their investment.

Designation as a Penny Stock

   The Company's securities may be deemed "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Act of 1934, as amended. Such a designation could have a material adverse effect on the development of the public market for shares of the Company's common stock or, if such a market develops, its continuation, since broker-dealers are required to personally determine whether an investment in such securities is suitable for customers prior to any solicitation of any offer to purchase these securities. Compliance with procedures relating to sale by broker-dealers of "penny stocks" may make it more difficult for purchasers of the Company's common stock to resell their shares to third parties or to otherwise dispose of such shares.

Ability To Raise Additional Capital

   The Company may not be able to raise additional funds for expansion and/or growth. If such funds are not available the Company's business may fail and investors may lose their entire investment. Additional financing may come in the form of securities offerings or from bank financing. If additional shares are issued to raise capital, existing shareholders will suffer a dilution of their stock ownership in the Company. In the event the Company has not achieved certain milestones, or consummated further financings, the Company will have severe cash flow and liquidity problems and may cease at that point to be a viable commercial entity.

Potential Conflicts Of Interest

   There are various interrelationships between the officers and directors of the Company which may create conflicts of interest that might be detrimental to the Company. The Company's directors and officers will deal with any such conflicts of interest, should they arise, in accordance with applicable corporate law principles.

No Foreseeable Dividends

   The Company does not anticipate paying dividends on its common stock in the foreseeable future but plans to retain earnings, if any, for the operation, growth and expansion of its business.

Failure to Obtain Permits and Licenses

   The operations of the Company may require licenses and permits from various governmental authorities. There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to carry out its plan.

Loss of Interest in Intellectual Property / Claims of Infringement by Third Parties

   The Company does not have any patents for its technology and has not registered any of its copyrighted software or trademarks. There can, therefore, be no assurance that the Company will be able to protect its proprietary rights from use by its competitors. The commercial success of the Company may also depend upon its products and services not infringing any intellectual property rights of others and upon no such claims of infringement being made. Management is currently unaware of any such infringement or actual or potential claim of infringement. It is possible, however, that such infringements or claims exist. If any claims of infringement are made, the Company may be held liable for damages for such infringement and be required to pay cash compensation. The Company may also be forced to stop using technology upon which it is currently dependent if use of that technology is found to infringe proprietary rights held by others.

Currency Fluctuation

   The Company's potential operations make it subject to foreign currency fluctuation and such fluctuation may adversely affect the Company's financial position and results. There can be no assurance that steps taken by management to address foreign currency fluctuations will eliminate all adverse effects and accordingly, the Company may suffer losses due to adverse foreign currency fluctuation. Such fluctuations may also influence future contribution margins.

Access to Technology by Competitors

   The technology necessary to create a service such as the one the Company will be offering exists today and is readily accessible. The Company's line of business may, therefore, be easily entered by would-be competitors.

Lack of Market Acceptance of the Internet as a Means of Conducting Commercial Transactions

   Use of the Internet by consumers is at a very early stage of development, and market acceptance of the Internet as a medium is subject to a high level of uncertainty. The Company expects to experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to:

  * market acceptance of the Internet as a medium for consumers;
  * the Company's ability to create and deliver internet content in order to attract users to its websites to purchase its product and/or services, and to attract advertisers to its websites;
  * the ability of the Company to produce content which will be attractive to a sufficient number of users to generate significant revenues;
  * intense competition from other providers of related content over the Internet;
  * delays or errors in the Company's ability to effect electronic commerce transactions;
  * the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner;
  * technical difficulties, system downtime or Internet brownouts;
  * the Company's ability to attract customers at a steady rate and maintain customer satisfaction;
  * seasonality of the industry;
  * seasonality of advertising sales;
  * Company promotions and sales programs;
  * the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances;
  * the level of returns experienced by the Company; and
  * general economic conditions and economic conditions specific to the Internet, on-line commerce industry.

Dependence on Telecommunication Infrastructure

   The Company's services are dependent on the use of the Internet and telephone connections. Any interruptions, delays or capacity problems experienced on the Internet or with the telephone connection could adversely effect the ability of the Company to provide its services. The telecommunications industry is subject to regulatory control. Amendments to current regulations could disrupt or adversely effect the profitability of the Company's business. The Company's business is highly dependent on its computer and telecommunications systems for the operation and quality of its services. The temporary or permanent loss of all or a portion of either system, or significant replacement delays, for whatever reason, could cause disruption of the Company's business activities and result in loss of revenues.


ITEM 2:   DESCRIPTION OF PROPERTY

Office Space

   Pursuant to a Lease Agreement between the Company, 570679 B.C. Ltd. and Marlene Schluter dated November 1, 1999, the Company pays a total of $1,987.50 (Canadian) per month for office space. The lease is for a two-year term and commenced on November 1, 1999. The lease expires on October 31, 2001 with an option to renew for a third year. The Company rents a total of 1,152 feet of office space pursuant to the lease agreement. Rent payments are made to 570679

B.C. Ltd. Marlene Schluter is party to the Lease Agreement as a guarantor only and receives no direct or indirect material benefit from the Lease Agreement.

Computer Equipment

   The Company currently leases the following computer equipment at a cost of $133.67 per month (including applicable taxes):

  * Campus Pentium Celeron 366MMX Processors (2)
  * 17" Flat Screen SVGA Color Monitors (2)
  * Hewlett Packard Scanjet 4200C Printer (1)
  * 60 Watt Power Amplified Speakers (2)

   The Company also owns the following processors, which will act as the servers for the data comprising the Company's website:
  * 3 Compaq Proliant 1600R Pentium 3 - 500 Megahertz Servers
  * Sun E450 Server
  * 3 Sun Netra T-1 (Front End) Server


ITEM 3:   LEGAL PROCEEDINGS

There are no legal proceedings reportable pursuant to this section. As of the date of this report, the Company has not been served with notice of any legal proceedings and does not contemplate undertaking any legal proceedings.

On October 4, 2000, Mr. Darin Wong and 535424 B.C. Ltd. (a private company owned by Mr. Wong) (collectively, the "Plaintiffs") filed a statement of claim in the British Columbia Supreme Court against Mr. Chad Lee, Director, President and CEO of the Company, Ms. Marlene C. Schluter, Director, Secretary and Treasurer of the Company, Ms. Sharmen Vigouret and Mr. Stanley Ross (collectively, the "Defendants"). 535424 B.C. Ltd was formerly retained by the Company to provide consulting services to the Company. The Plaintiffs are suing the Defendants for breach of contract, repudiation, breach of trust and/or conversion of shares.
In their statement of claim, the Plaintiffs allege that Mr. Wong was induced by the Defendants to transfer 603,400 common shares in the capital stock of the Company owned by Mr. Wong to the Defendants on the basis of an oral agreement which the Plaintiffs allege they entered into with the Defendants. The Plaintiffs allege that pursuant to the oral agreement they were to be entitled to participate in the management and development of the Company and to be paid remuneration for their services. The Plaintiffs also allege that the Defendants represented that they would place their respective equity holdings in the Company (including the 603,400 shares the Plaintiffs allege Mr. Wong transferred to the Defendants) into an offshore account, jointly direct and control the trading and disposition of shares subject to a pooling agreement and participate equally in the resulting profits. The Plaintiffs further claim that since May, 2000, the Defendants have excluded the Plaintiffs from participation in the Company's business, caused the Company to cancel the consulting agreement between the Company and 535424 B.C. Ltd., denied the existence of any oral agreement or any pooling agreement between the Plaintiffs and the Defendants and refused to acknowledge that Mr. Wong has any interest in the shares which Mr. Wong alleges he transferred to the Defendants.

The allegations set out in the Plaintiffs' statement of claim have not been proven in Court and the Defendants have not yet filed a Statement of Defense. Furthermore, the Company has not been named as a Defendant in the action and no claims have been made against the Company for breach of consulting agreements or other agreements or for any other matters. Management of the Company is of the opinion that this action will not have a material affect on the Company.

ITEM 4:   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.


ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Principal Market

The Company's common shares were previously traded on the over the counter market, with quotations posted on the NASD Over-the-Counter Bulletin Board under the ticker symbol ONIN. Prior to May 5, 1999, the common shares of the Company traded under the ticker symbol SLOG, reflecting the previous name of the Company, Sinaloa Gold Corp. On May 5, 1999, the Company began trading under the ticker symbol ONIN.

The Company filed a Form 10-SB in order to comply with the reporting obligations contained in NASD Rule 6530. In order to comply with the obligations contained in Rule 6530, the Company was required to file the Form 10-SB with the Securities and Exchange Commission ("SEC") and clear all comments raised by the SEC by April 5, 2000. The Company cleared all SEC comments on September 27, 2000. The Company's securities may become eligible for quotation on the NASD Over-the-Counter Bulletin Board when the Company files this annual report.
Until such time, there will be no public market for the Company's securities other than the NQSB Pink Sheet quotation system.

High and Low Bid Information

   The common shares of the Company began trading on February 24, 1998 under the ticker symbol SLOG on the OTC-BB. The following table sets out high and low sale prices for the Company's common shares for each quarter starting on the date the Company's common shares began trading on the OTC-BB until March 31, 2000. The high and low sale prices for the quarter ended June 30, 2000 reflects the Company's share price on the NQSB Pink Sheet quotation system.

--------------------------------------------------------------------------------
Quarter Ended                 High                    Low
--------------------------------------------------------------------------------
March 31, 1998                1.10                    0.90
--------------------------------------------------------------------------------
June 30, 1998                 1.20                    0.44
--------------------------------------------------------------------------------
September 30, 1998            0.75                    0.34
--------------------------------------------------------------------------------
December 31, 1998             0.62                    0.12
--------------------------------------------------------------------------------
March 31, 1999                0.56                    0.18
--------------------------------------------------------------------------------
June 30, 1999                 3.31                    0.21
--------------------------------------------------------------------------------
September 30, 1999            5.56                    2.37
--------------------------------------------------------------------------------
December 31, 1999             6.50                    4.50
--------------------------------------------------------------------------------
March 31, 2000                6.25                    1.25
--------------------------------------------------------------------------------
June 30, 2000                 4.25                    2.50
--------------------------------------------------------------------------------

   Quote data is obtained from Canada Stockwatch. Quotations posted on the OTC-BB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

   As at October 10, 2000, there were approximately 58 stockholders of record holding 13,255,000 common shares of the Company.

Dividends

   The Company has not declared any cash dividends on its common shares for the last 2 fiscal years or any subsequent interim period. The Company does not intend to pay cash dividends in the foreseeable future.


ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

   Online Innovation, Inc. (the "Company") is a website development company. The Company has developed a website designed to facilitate social interaction between single adults, with an emphasis on entertainment and matchmaking. The Company's business is conducted almost exclusively through its website, www.virtuallydating.com. During the period covered by this report, the Company worked primarily on the development of its website. The Company launched its website subsequent to its year end of June 30, 2000. Although the website is fully operational, the Company is continuing to improve the its performance.

   The Company is also focusing on marketing activities. Membership drives and other marketing activities is the primary component of the Company's activities. It is anticipated that marketing expenses will be the Company's most significant expenses in the 12 months subsequent to the launch of the website.

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

Marketing Strategies

Management believes that marketing will be the key to the Company's success in the short term and in the long term. As a result, management intends to focus much of its energies in the 12 month period following the launch of the website on marketing activities. The Company intends to advertise online, through print media and possibly, depending on the resources available, through television, radio and billboards. The goal is to capture, at a minimum, 50,000 subscribing members in each of the three years following the launch of the website, for a total of 150,000 members within three years of launch. As of October 10, 2000, the Company had 21,369 members. The target market for the Company's service is single adults, aged 18-49, with basic computer skills and access to the internet. The Company intends to focus on the North American market in the short term and consider other markets at a later date.

Online Advertising

Online advertising can take a number of different forms. Banner advertising is the most common form. Banner advertisements are small banners which appear on the perimeter of another Company's website and provide information about the advertising company. Generally, a link to the advertising company's website will be provided. The Company is placing banner advertisements on those websites which management believes will enable the Company to most effectively reach its target market.

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

Management is exploring the various forms of online advertising available and focusing its initial energy on this sector because of the relatively low cost and the ability to reach its target market (i.e. personal computer users) effectively. It will, however, assess other marketing tools and utilize those which it feels will enable it to reach its target market in the most efficient and cost effective manner.

Print Media, T.V., Radio and Billboards

While management is of the view that online advertising is the most cost-effective marketing tool, it also believes that other, more traditional methods of marketing will be effective and must be developed to the fullest extent possible. It envisions placing advertisements in the personals sections of major newspapers and in high circulation magazines with general readership to brand the VirtuallyDating name and to expose the Company to a wider audience. Determination as to whether these types of advertisements will be placed will depend on funds available in the 12 months subsequent to the launch of the website. In addition, advertisements on television, radio and on billboards will be considered and utilized if the Company has the capital available to purchase advertising space/time from these sources.

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until November 30, 2000. Management will be seeking to arrange additional equity financing for the Company in the upcoming months. Any additional funds raised will likely be utilized for marketing, website development and maintenance and for general and administrative expenses. The quantity of funds to be raised and the terms of any equity financing to be undertaken will be negotiated by the Company's management as opportunities to raise funds arise. The Company will be required to incur an additional $125,000 in expenditures to complete the development of and roll out its website. This represents the balance of the fees which the Company is required to pay to its website development consultants in connection with the development of the Company's website. This amount is payable upon completion of development of the website and, if necessary, upon completion of appropriate financing by the Company. Specific plans related to marketing and any additional website development which may occur after the website becomes operational will be devised once financing has been completed and management knows what funds will be available for these purposes. If additional financing is unavailable, the Company will, to the extent possible, rely on revenue generated from memberships and other sources identified above to meet its financial needs. There is no guarantee, however, that revenues from ongoing operations will be sufficient to meet the Company's working capital requirements on an ongoing basis.

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

ITEM 7:   FINANCIAL STATEMENTS

                                    MOEN AND COMPANY
                                   CHARTERED ACCOUNTANTS

PO Box 10129
1400 IBM Tower                                         Telephone:  (604)662-8899
701 West Georgia Street                                Fax:        (604)662-8809
Vancouver, BC  V7Y 1C6
--------------------------------------------------------------------------------




                                INDEPENDENT AUDITORS' REPORT
                                ----------------------------



To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have audited the Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as at June 30, 2000, and June 30, 1999, and the Statement of Profit and Loss, Retained Earnings (Deficit), Cash Flows, and Shareholders' Equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2000, and June 30, 1999 and the results of its operations and the Statement of Cash Flows and Shareholders' Equity for the years then ended, in conformity with United States generally accepted accounting principles (GAAP).




                                                            /s/ Moen and Company
                                                           Chartered Accountants


Vancouver, British Columbia, Canada
October 5, 2000

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                               Balance Sheet
                               June 30, 2000
                             (In U.S. Dollars)
                                   ASSETS

                                                           2000           1999
                                                         -----------------------
Current Assets
  Cash                                                $    94,338   $   657,636
  Prepaid expense                                           1,343          -
                                                         -----------------------
                                                           95,681       657,636
                                                         -----------------------
Deferred income tax (Notes 13 and 14)                      52,500        42,000
                                                         -----------------------
Fixed assets
  Computer equipment, at cost                             107,138           511
  Less: accumulated depreciation                          (20,785)          (77)
                                                         -----------------------
                                                           86,353           434
                                                         -----------------------
Computer software development (Note 5)
  Application development stage costs                     400,000          -
                                                         -----------------------
                                                      $   634,534   $   700,070
                                                         =======================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued                        $    23,207   $    24,108
  Due to related parties (Note 4)                            -           31,689
  Agreement payable - Stratford Internet
   Technologies (Note 6(b))                               100,000          -
                                                         -----------------------
                                                          123,207        55,797
                                                         -----------------------
Shareholders' Equity
  Capital Stock (Note 3)
    Authorized:
     75,000,000 common shares at $0.001 par value
    Issued and outstanding
     13,385,000 common share ( 1999 - 12,705,000
       shares) - par value                                 13,385        12,705
     Paid in capital in excess of par
       value of stock                                   1,624,615     1,255,295
  Deficit accumulated during development
       stage (Note 1)                                  (1,126,161)     (622,672)
  Cumulative translation                                     (512)       (1,055)
                                                         -----------------------
                                                          511,327       644,273
                                                         -----------------------
                                                      $   634,534   $   700,070
                                                         =======================

Approved on Behalf of the Board

     /s/ Chad D. Lee
---------------------------------

     /s/ Marlene C. Schluter
---------------------------------


                See Accompanying Notes and Independent Auditors' Report

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                       Statement of Profit and Loss
                         Year Ended June 30, 2000
                             (In U.S. Dollars)
         (With Comparative Figures for Year Ended June 30, 1999)


                        Cumulative
                       From Inception
                        Date of Aug.
                          1, 1997        Quarter Ended          Year Ended
                        to June 30,         June 30,              June 30,
                                         ---------------------------------------
                            2000         2000        1999      2000         1999
                        --------------------------------------------------------
Administration Costs
  Compensation
   expense - stock
   options              $   150,000  $    -     $ 120,000  $  30,000  $ 120,000
  Depreciation               20,785      7,946         77     20,708         77
  Filing and
   transfer agent
   fees                      14,110      2,048      2,683      8,920      3,939
  Financing costs            22,550       -          -          -         3,300
  Management and
   consulting fees          341,659     60,134    106,625    176,134    110,125
  Office expenses,
    net                      86,897     19,216     (2,281)    61,592     14,927
  Option payment
    on mineral
    properties               30,000       -          -          -          -
  Professional fees          77,963     14,179      9,965     46,013     12,616
  Promotion, investor
    relations, and
    investor
    communications           83,039        290      8,830     69,109     10,480
  Computer technology
    and website costs       227,325       -       220,122      7,203    220,122
  Website marketing/
    Banner advertising
    costs                   111,805     50,701     22,759     89,046     22,759
  Travel expenses            12,528       -         2,152      5,264      2,152
                        --------------------------------------------------------
                         (1,178,661)  (154,514)  (490,932)  (513,989)  (520,497)

Deferred tax expense         52,500       -        42,000     10,500     42,000
                        --------------------------------------------------------
Net loss for
  the period            $(1,126,161) $(154,514) $(448,932) $(503,489) $(478,497)
                        ========================================================

Net loss per share,
  basic and diluted                  $   (0.01) $   (0.04) $   (0.04) $   (0.04)
                                     ===========================================




                See Accompanying Notes and Independent Auditors' Report

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                         Statement of Cash Flows
                         Year Ended June 30, 2000
                             (In U.S. Dollars)
                   (With Comparative Figures for Year
                             Ended June 30, 1999)

                        Cumulative
                       From Inception
                        Date of Aug.
                          1, 1997        Quarter Ended          Year Ended
                        to June 30,         June 30,              June 30,
                                         ---------------------------------------
                            2000         2000        1999      2000         1999
                        --------------------------------------------------------
Cash Provided
  by (Used for)
  Operating
  Activities
   Net loss for
     the period         $(1,126,161) $(154,514)$ (448,932) $(503,489) $(478,497)
  Items not
   requiring
   use of cash:
   Compensation on
     stock options          150,000       -          -          -       120,000
  Common shares
     issued for
     computer
     technology
     and website
     costs                     -          -          -          -       200,000
  Depreciation               20,785      7,946         77     20,708         77
  Cumulative
   translation                 (512)      -          -          -        (1,055)
  Changes in
   non-cash
   working
   capital items
    Prepaid expense          (1,343)     2,015       -        (1,343)      -
    Accounts
     payable and
     accrued
     increase                23,207      5,047      9,691       (901)    22,358
    Deferred
     income tax             (52,500)      -       (42,000)   (10,500)   (42,000)
    Agreement
      payable               100,000    (25,000)      -       100,000       -
                        --------------------------------------------------------
                           (886,524)  (164,506)  (481,164)  (395,525)  (179,117)
                        --------------------------------------------------------

Investing Activities
  Computer software
   development             (400,000)      -          -      (400,000)      -
  Fixed assets
   purchased               (107,138)    (1,193)      (511)  (106,627)      (511)
                        --------------------------------------------------------
                           (507,138)    (1,193)      (511)  (506,627)      (511)
                        --------------------------------------------------------

Financing Activities
  Capital stock
   issued for cash           13,385        130      2,120        680    902,500
  Capital stock
    subscribed and
     paid                 1,474,615     64,870  1,176,825    369,863    (42,500)
  Loans                        -          -       (32,358)      -       (13,000)
  Note payable and
   accrued interest            -          -          -          -       (19,358)
  Due to related
   parties                     -          -        (8,311)   (31,689     (8,311)
                        --------------------------------------------------------
                          1,488,000     65,000  1,138,276    338,854    819,331
                        --------------------------------------------------------
Increase in Cash
  During the Period          94,338   (100,699)   656,601   (563,298)   639,703
Cash, Beginning
  of Period                   -        195,037      1,035   657,636      17,933
                        --------------------------------------------------------

Cash, End of
  Period                $   94,338   $  94,338  $ 657,636  $  94,338  $ 657,636
                        ========================================================

                See Accompanying Notes and Independent Auditors' Report

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                      Statement of Retained Earnings
                                  (Deficit)
                                June 30, 2000
                              (In U.S. Dollars)
             (With Comparative Figures for Year Ended June 30, 1999)

                        Cumulative
                       From Inception
                        Date of Aug.
                          1, 1997        Quarter Ended          Year Ended
                        to June 30,         June 30,              June 30,
                                         ---------------------------------------
                            2000         2000        1999      2000         1999
                        --------------------------------------------------------
Balance (deficit),
  beginning of period   $      -    $  (971,647)$(173,740)$  (622,672)$(144,175)

Net loss for
  the period             (1,126,161)   (154,514) (448,932)   (503,489) (478,497)
                        --------------------------------------------------------

Balance (deficit),
  end of period         $(1,126,161)$(1,126,161)$(622,672)$(1,126,161)$(622,672)
                        ========================================================






                  See Accompanying Notes and Independent Auditors' Report

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                    Statement of Stockholders' Equity
         From Date of Inception on August 1, 1997 to June 30, 2000
                            (In U.S. Dollars)
--------------------------------------------------------------------------------

                               Number of                    Additional       Total        Retained                   Total
                                 Common         par          Paid-in        Capital       Earnings   Cumulative   Stockholders'
                                 Shares        Value          Capital        Stock        (Deficit)  Translation     Equity
                              ----------------------------------------------------------------------------------------------------
Net loss for eleven
 month period ended
 June 30, 1998                                                                            $  (144,175)                  $(144,175)
Issued for cash,
 @$0.01 October
 23, 1997                      1,500,000     $  1,500           13,500      $   15,000                                     15,000
Issued for cash,
 @$0.001 May
 8, 1997                         500,000          500                              500                                        500
Issued for
 assignment of
 option on mineral
 properties, @$0.0035
 September 30, 1997            8,500,000        8,500           21,500          30,000                                     30,000
                              ----------------------------------------------------------------------------------------------------
                              10,500,000       10,500           35,000          45,500       (144,175)                    (98,675)

Shares subscribed
 and fully paid
 and issued, @$0.50
April 6, 1999                      85,000           85           42,415          42,500                                    42,500
                              ----------------------------------------------------------------------------------------------------
Balance, June 30, 1998         10,585,000       10,585           77,415          88,000       (144,175)                   (56,175)
Net loss for year
 ended June 30, 1999                                                                          (478,497)                  (478,497)
Compensation on
 stock options                                                  120,000         120,000                                   120,000
Cumulative translation                                                                                   (1,055)           (1,055)
Issued for cash, @$0.50
 April 6, 1999                     20,000           20            9,980          10,000                                    10,000
Issued for cash, @$0.50
 April 6, 1999                    100,000          100           49,900          50,000                                    50,000
Issued for private
 business(note 7), @$0.50
 April 2, 1999                    400,000          400          199,600         200,000                                   200,000
Issued for cash(note 14),
 @$0.50 April 15, 1999          1,600,000        1,600          798,400         800,000                                   800,000
                              ----------------------------------------------------------------------------------------------------
Balance, June 30, 1999         12,705,000       12,705        1,255,295       1,268,000       (622,672)  (1,055)          644,273
Cumulative translation                                                                                      543               543
Shares subscribed and
 fully paid, @$0.50
 January 4, 2000                  450,000          450          224,550         225,000                                   225,000
Net loss for year
 ended June 30, 2000                                                                          (503,489)                  (503,489)
Cumulative translation
Issued for exercise of
 option @ $0.50
 March 13, 2000                   100,000          100           49,900          50,000                                    50,000
Compensation on
 stock options                                                   30,000          30,000                                    30,000
Exercise of warrants
 @ $0.50 May 9, 2000               50,000           50           24,950          25,000                                    25,000
Exercise of warrants
 @ $0.50 June 16, 2000,
 unissued                          80,000           80           39,920          40,000                                    40,000
                              ----------------------------------------------------------------------------------------------------
Balance, June 30, 2000         13,385,000       13,385        1,624,615       1,638,000     (1,126,161)    (512)          511,327
                              ====================================================================================================

         See Accompanying Notes and Independent Auditors' Report

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              June 30, 2000
                             (In U.S. Dollars)


Note 1.   BUSINESS OPERATIONS

     a) The Company was incorporated on May 7, 1997 under the Company Act of the State of Delaware, U.S.A. and commenced inception of business on August 1, 1997. The Company changed it's name from Micro Millennium, Inc. to Sinaloa Gold Corp. on October 16, 1997 and subsequently changed it's name from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999.

     b) The Company is in its development stage in the internet/e-commerce industry as a website development company and was previously in the mining resource industry and has not generated any revenues from its planned operations. The deficit to June 30, 2000 has been accumulated during the development stage.

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

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              June 30, 2000
                             (In U.S. Dollars)


Note 2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)
     (b) Translation of Foreign Currency (cont'd)

         Depreciation is remeasured at historical exchange rates that existed at the time the underlying related asset was acquired.

         An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                                    Year Ended
                                                      June 30,
                                                -----------------------
                                                   2000        1999
                                                ----------   ----------

                 Beginning balance              $  (1,055)   $    -
                 Changes during the period            543       (1,055)
                                                ----------   ----------
                 Ending balance                      (512)      (1,055)

        Capital accounts are translated at their historical exchange rates when the capital stock is issued.

        The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

     c) Comparative Figures

        These audited annual financial statements also include comparative figures for the year ended June 30, 1999.

     d) Amortization of Computer Software
        Development - Application Development Stage Costs

        The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized. When the company is in the post-implementation/operation stage costs will be expensed as incurred.

        Amortization of computer software costs of $400,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at June 30, 2000 and therefore no amortization of this cost has been charged to operations for the fiscal year ended June 30, 2000.

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              June 30, 2000
                             (In U.S. Dollars)


Note 3.   CAPITAL STOCK

     a) Authorized: 75,000,000 common shares at $0.001 par value.

     b) Common shares issued and outstanding are as follows:

                                                      Shares            $
                                                  -----------------------------
     Balance, June 30, 1999                           12,705,000    $ 1,638,000
     Compensation added to paid-in capital                  -            30,000
     Issued during the year ended June 30, 2000:
        for cash                                         600,000        300,000
        Subscribed by unissued (d)                        80,000         40,000
                                                  -----------------------------
     Balance, June 30, 2000                           13,385,000      1,638,000
                                                  =============================

     c) Warrants outstanding
        There are 1,050,000 common share purchase warrants outstanding as at June 30, 2000 that can be exercised at $0.60 per share to April 14, 2001.

     d) 80,000 of the shares subscribed for the current year had not been issued by the transfer agent at June 30, 2000.

Note 4.   RELATED PARTY TRANSACTIONS:

     a) (i) Pursuant to a management agreement effective November 1, 1998, the Company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd.

        (ii) Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Financial Officer, CEO, and Director of the Company.
             Payments of the above for the year ended June 30, 2000, total as follows:
                            MCS Management Ltd.               $   30,000
                            Netgain Management Solutions Inc.     30,000
                                                              ----------
                                                              $   60,000
                                                              ==========

     b) Ms. Marlene Schluter and Mr. Chad Lee were reimbursed for travel and office costs paid on behalf of the Company, of $9,213.14 and $6,823.88, respectively, during the year ended June 30, 2000.

     c) Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at June 30, 2000:
                            Chad D. Lee             5,500,000 common shares
                            Marlene C. Schluter     2,500,000 common shares
                                                    ---------
                                                    8,000,000
                                                    =========

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              June 30, 2000
                             (In U.S. Dollars)


Note 5   FIXED ASSETS - COMPUTER EQUIPMENT

     The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum.

     The cost and accumulated depreciation are as follows:

                                                            June 30,
                                                 ----------------------------
                                                    2000              1999
                                                 ------------     -----------
                    Cost                         $    107,138     $       511
                    Accumulated depreciation          (20,785)            (77)
                                                 ------------     -----------
                    Net balance                  $     86,353     $       434
                                                 ============     ===========

Note 6.   COMPUTER TECHNOLOGY AND WEBSITE COSTS

     a) Acquisition From Online Innovation

        i) The Company by resolution dated April 2, 1999, acquired from Online Innovation, a non-reporting private Canadian unincorporated entity, 100% interest in all of its proprietary and intellectual property associated with its business plan and concepts and its world wide web site domain name: www.virtuallydating.com.

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

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              June 30, 2000
                             (In U.S. Dollars)

Note 6.   COMPUTER TECHNOLOGY AND WEBSITE COSTS (cont'd)

     b) Agreement with Stratford Internet Technologies.

        By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies ("Stratford"), Stratford has been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, which is capitalized in these financial statements, and 300,000 common shares of the Company. The payment schedule is as follows:

        i) a deposit of $275,000 US upon delivery of the contract. This amount has been paid,
        ii) the balance of $100,000 US represents the expenditure for completion of development of and roll out of the website which is due upon completion of development of the website and the Company raising secondary financing. The Company has received $225,000 US to December 31, 1999 on the exercise of 450,000 share purchase warrants. The obligation to pay $100,000 US to Stratford is disclosed as a current liability as at June 30, 2000, as it is expected to be paid within the next twelve months, and the cost is carried as a deferred development expense until the website is completed.
        iii) the issuance of 300,000 common shares, restricted under Rule 144, which will bear a one year tradable restriction upon contract delivery. The obligation to issue these shares has not been recorded in these financial statements but is disclosed as a contingent liability in Note 15.

Note 7.   LEASE OBLIGATIONS

     a) Computer Lease
        On June 1, 1999, the Company entered into a 36 month lease with Leasing Solution (Canada) Inc. for computer equipment to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

                              Year Ended June 30
                                     2001              CAD$   1,604
                                     2002              CAD$   1,213

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              June 30, 2000
                             (In U.S. Dollars)

Note 7. LEASE OBLIGATIONS (cont'd)

     b) Lease of Premises
        The Company entered into a lease for offices on April 1, 1998 with 535424 BC Ltd. for three years for monthly rent and costs of CAD$827.63 plus GST. This agreement was terminated on October 31, 1999.

     c) Lease of Premises
        The Company entered into a lease for offices on November 1, 1999 with 570679 BC Ltd. for two years for monthly rent and costs of CAD$1,987.50, with an option to renew for a third year.

        The first and the last months rent of CAD$3,975.00 (CAD$1,987.50 X 2) is due at the time of signing. This amount has been paid and CAD$1,987.50 (US$1,342.91) is recorded as prepaid expense as at June 30, 2000.

Note 8   COMPENSATION/STOCK OPTION/DEFERRED COMPENSATION ARRANGEMENT

     a) The Company does not have a stock option plan or deferred compensation plan as at June 30, 2000.
     b) No liability for potential pension costs has been recorded at June 30, 2000.

Note 9   NET LOSS PER SHARE

     Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Note 10   INCOME TAXES

     The Company has losses carried forward to future years of $1,126,161. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the loss.

Note 11 FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, prepaid expense, accounts payable and agreement payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              June 30, 2000
                             (In U.S. Dollars)

Note 12 PRIVATE PLACEMENT

     a) By resolution dated April 15, 1999, the directors determined to effect a private placement to total 3.2 million common shares of the Company at a price of $0.50 per share with one share purchase warrant entitling the buyer to purchase one additional common share of the Company at a purchase price of $0.50 per common share at any time prior to the first anniversary of the date of acceptance on April 15, 1999 (expired) or at a purchase price of $0.60 per common share at any time after the first anniversary but prior to the second anniversary of the acceptance.

     b) Of the above placement, the Company received subscriptions for 1,600,000 common shares and received $800,000. An Issuance Resolution covering the issuance of these shares was approved by the Company on June 22, 1999. There are 1,050,000 common share purchase warrants outstanding at June 30, 2000.

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

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              June 30, 2000
                             (In U.S. Dollars)

Note 13 CONSULTING AGREEMENTS (cont'd)

     c) 535424 BC Ltd.

        By agreement dated April 1, 1999, the Company has engaged 535424 BC Ltd. to provide the Company with professional marketing, research and developmental services at a total cost of $2,500 per month plus GST of $175. The Company terminated this contract on May 5, 2000.

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

        (ii) The compensation of $30,000 is expensed in these financial statements. The options are nonforfeitable.

                 Option price of 50,000 shares at $2.00 per share $ 100,000 Market price at date of issuance of option -
                   50,000 shares at $2.60                                130,000
                                                                       ---------
                 Compensation added to paid-in capital                 $  30,000
                                                                       =========
                 Deferred income tax - 35% of $30,000                  $  10,500
                                                                       =========

Note 14 STOCK OPTIONS

     a) As at February 2, 1999 the Company granted to Fordee Management Company with stock options to purchase 400,000 common share of the Company at a price of $0.20 per share with the expiry date of October 3, 2002. These options are outstanding as at June 30, 2000.

     b) Fordee Management Company is an unrelated third party

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              June 30, 2000
                             (In U.S. Dollars)


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
                                                                     =========

Note 15 CONTINGENT LIABILITIES

     a) Liability to issue common shares
        By agreement dated July 30, 1999 as outlined in Note 6(b), above, the Company engaged Stratford Internet Technologies to design and maintain an e-commerce website for the Company. An additional obligation of the Company, in this agreement, is the obligation to issue 300,000 common shares upon completion of the website. As the website had not been completed by June 30, 2000, these shares are not recorded as at that date and no paid up cost or value related thereto has been recorded in these financial statements.

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

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              June 30, 2000
                             (In U.S. Dollars)

Note 15 b)   Terminated Mexican property option agreement (cont'd)
        If the Company chose not to make further payments, it would earn no interest in the properties. Management determined that, under the economic conditions prevailing at the time, development of the mineral properties was not economically feasible. As a result, the Company chose not to make further payments and, therefore, earned no interest in the properties. The Company has been advised by its counsel that the written agreement could be construed as an agreement of purchase and sale, in which case the Company could be held liable to make full payment and incur the required exploration and development expenditures as set out above. Management of the Company is of the opinion that the likelihood of such an assertion being made and upheld is remote. Management is, therefore, of the view that it has no further obligations relating to the option agreement and, accordingly, no liabilities are recorded in these financial statements relating to this matter.

Note 16 SUBSEQUENT EVENTS
        Lawsuit Against Directors, Officers, and Third Parties

        On October 4, 2000, Mr. Darin Wong and 535424 B.C. Ltd. (a private company owned by Mr. Wong) (collectively, the "Plaintiffs") filed a statement of claim in the British Columbia Supreme Court against Mr. Chad Lee, Director, President, CFO and CEO of the Company, Ms. Marlene
        C. Schluter, Director, Secretary and Treasurer of the Company, Ms. Sharmen Vigouret and Mr. Stanley Ross (collectively, the "Defendants"). 535424 B.C. Ltd was formerly retained by the Company to provide consulting services to the Company. The Plaintiffs are suing the Defendants for breach of contract, repudiation, breach of trust and/or conversion of shares. In their statement of claim, the Plaintiffs allege that Mr. Wong was induced by the Defendants to transfer 603,400 common shares in the capital stock of the Company owned by Mr. Wong to the Defendants on the basis of an oral agreement which the Plaintiffs allege they entered into with the Defendants. The Plaintiffs allege that pursuant to the oral agreement they were to be entitled to participate in the management and development of the Company and to be paid remuneration for their services. The Plaintiffs also allege that the Defendants represented that they would place their respective equity holdings in the Company (including the 603,400 shares the Plaintiffs allege Mr. Wong transferred to the Defendants) into an offshore account, jointly direct and control the trading and disposition of shares subject to a pooling agreement and participate equally in the resulting profits. The Plaintiffs further claim that since May, 2000, the Defendants have excluded the Plaintiffs from participation in the Company's business, caused the Company to cancel the consulting agreement between the Company and 535424 B.C. Ltd., denied the existence of any oral agreement or any pooling agreement between the Plaintiffs and the Defendants and refused to acknowledge that Mr. Wong has any interest in the shares which Mr. Wong alleges he transferred to the Defendants.

                          ONLINE INNOVATION, INC.
                         (A Delaware Corporation)
                      (A Development Stage Company)
                      Notes to Financial Statements
                              June 30, 2000
                             (In U.S. Dollars)

Note 16   SUBSEQUENT EVENTS
        Lawsuit Against Directors, Officers, and Third Parties (cont'd)

        The allegations set out in the Plaintiffs' statement of claim have not been proven in Court and the Defendants have not yet filed a Statement of Defense. Furthermore, the Company has not been named as a Defendant in the action and no claims have been made against the Company for breach of consulting agreements or other agreements or for any other matters. Management of the Company is of the opinion that this action will not have a material affect on the Company and, accordingly, no provision has been made in these financial statements for any possible costs relating to this action.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.


                                   PART II

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

   The following table sets forth, as of the date of this registration statement, the name, age, and position of the officers and directors of the Company and the date of appointment of such officer or director:


--------------------------------------------------------------------------------
      Name                Age             Position (1)

Chad D. Lee (2)           31              Director, President and CEO
--------------------------------------------------------------------------------

Marlene Schluter (3)      36              Director, Secretary and Treasurer
--------------------------------------------------------------------------------

Harvey H. Cohen (4)       75              Director and Vice President
--------------------------------------------------------------------------------

(1) Pursuant to the Company's Bylaws, all directors serve until such time as their successor has been elected, until they resign or until they are removed by majority vote at a meeting of the Company's shareholders. Officers are elected by the Company's directors and serve until such time as their successor is appointed, until they resign or until they are removed by the directors. None of the Company's directors and officers hold positions with other reporting companies.

(2) Marlene Schluter was appointed as Secretary and Treasurer of the Company on October 27, 1997.

(3) Chad Lee was appointed as President of the Company on April 15, 1998. Prior to being appointed as President, Mr. Lee acted as Vice-President of the Company from October 24, 1997 until he was appointed as President.

(4) Harvey H. Cohen was appointed as Vice-President of the Company on April 15, 1998.

Chad D. Lee

   Mr. Lee, the founder of what is now Online Innovation Inc., is a graduate of the University of British Columbia where he focused his studies on the field of Urban Land Economics. He has used his skills in strategic management, financial analysis and planning, contract negotiation, and business planning to develop new companies and to assist established companies with operations. Mr. Lee is also the Principal of CL Communications Group where he has developed and implemented multi-media marketing strategies for several publicly traded companies. Mr. Lee brings to the Company expertise in strategic management, demonstrating strong leadership in visioning, corporate strategy development and deployment with a clear focus on achieving results. Utilizing his expertise in strategic visioning, he has diversified the company's focus to the communications and hi-tech Internet sectors with the acquisition and further development of the Company's technology assets.

   From March, 1991 to February, 1995 Mr. Lee was employed by Summit Motors, a motor vehicle dealership located in Vancouver, British Columbia. Mr. Lee was responsible for warranty claims, invoicing, sales, business development and quality assurance. From February, 1995 to September, 1996, Mr. Lee was employed by Ensign Pacific Lease Ltd., a motor vehicle leasing company also based in Vancouver, British Columbia. He was responsible for invoicing, budgets, credit, revenue forecasts, business development, customer satisfaction and quality assurance. From October, 1996 to the present, Mr. Lee has been the president and director of C.L. Communications Group. Mr. Lee has been a director of the Company since October, 1997 and has acted as its president since April, 1998.

Ms. Marlene C. Schluter

   Ms. Schluter is a graduate of Simon Fraser University with a Bachelor of Education (B Ed.). She was employed by the public school system at the elementary and secondary school levels, specializing in Business and Math. In addition, she was also an active member in the school counseling programs. Ms. Schluter has furthered her professional career by attending courses in the Master of Business Administration Program at the University of British Columbia concentrating in the areas of International Trade and Finance. With this education, she went on to work in the Financial Industry with Yorkton Securities where she completed the Canadian Securities Course (CSC) and Series 63 and 67 for qualification in the United States. Ms. Schluter acted as a Broker's Assistant and as a Broker with Yorkton Securities Inc. She was employed by Yorkton Securities Inc. from April, 1991 to December, 1996. From February, 1997 to July, 1997, Ms. Schluter acted as executive assistant and performed investor relations services for CKD Ventures Ltd., a Vancouver, British Columbia based mineral exploration company. She has acted as director, corporate secretary and treasurer of the Company since October of 1997.

Harvey H. Cohen

   Mr. Cohen graduated from the University of British Columbia with a Bachelor's degree in Physical Sciences / Mining Engineering. He has been a registered member of the Association of Professional Engineers and Geoscientists of British Columbia since 1954 and is also a lifetime member of the Canadian Institute of Mining, Metallurgy and Petroleum. During the course of his career he has acted for numerous publicly traded companies in the mining sector. Mr. Cohen has been semi-retired for approximately ten years and was involved with the Company at the outset to provide advice on matters related to its mineral properties.

Significant Employees

   The Company has no employees. All services are performed by consultants. Refer to the section headed "Employees and Consultants" under "Business of the Company" above.

Family Relationships

   There are no family relationships among the Company's directors or officers.

Involvement in Legal Proceedings

During the past five years, no director or officer of the Company has been:

  * a general partner or executive officer of a business against which a bankruptcy petition was filed;
  * convicted in a criminal proceeding or is currently subject to a pending criminal proceeding;
  * subject to any order, judgement or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending him/ her from, or otherwise limiting his/her involvement in, any type of business, securities or banking activities; or
  * found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires executive officers and directors of the Company and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to the Company, with respect to each such person's beneficial ownership of the Company's equity securities. Based solely upon a review of the copies of such reports furnished to the Company and certain representations of such persons, all such persons have complied with the applicable reporting requirements.


ITEM 10:   EXECUTIVE COMPENSATION

   The following table provides a summary of the compensation paid to the Company's Chief Executive Officer for the year ended June 30, 2000. No officers of the Company received in excess of $100,000 in annual salary and bonus. The Company's Chief Executive Officer has received no compensation other than salary.

                       Summary Compensation Table

--------------------------------------------------------------------------------
                                                                     Annual
  Name and Principal Position                 Year Ended           Compensation
                                                               -----------------
                                                                     Salary
--------------------------------------------------------------------------------
 Chad Lee , President & Director             June 30, 2000         $30,000 (1)
--------------------------------------------------------------------------------

(1) The cash compensation shown was paid to Mr. Lee pursuant to management agreements between the Company and a company wholly owned by Mr. Lee.

   As of the date of this registration statement, the Company has not paid any bonuses or granted any stock awards, options or stock appreciation rights to any officer, director or employee. The Company has no arrangements for the compensation of directors and officers for their services as directors and officers.


ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of the Company's issued and outstanding common stock as of January 25, 2000 by (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's common stock; (ii) named directors and executive officers; and (iii) all directors and executive officers of the Company as a group:


--------------------------------------------------------------------------------
 Name and address of beneficial owner   Amount and nature   Percent of class (1)
                                       of beneficial owner
--------------------------------------------------------------------------------
Chad D. Lee                               5,500,000 (2)              41.8%
(President, Chief Executive
Officer and Director)
61-12411 Jack Bell Drive
Richmond, British Columbia
Canada
--------------------------------------------------------------------------------
Marlene C. Schluter                       2,500,000 (2)              19.0%
(Secretary, Treasurer and Director)
2233 Lillooet Street
Vancouver, British Columbia
Canada
--------------------------------------------------------------------------------
Harvey H. Cohen                                   0 (2)               0.0%
(Vice President and Director)
8278 Tugboat Place
Vancouver, British Columbia
Canada
--------------------------------------------------------------------------------
Directors and Officers as
a Group (3 persons)                       8,000,000                  60.8%
--------------------------------------------------------------------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.


ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Pursuant to a management agreement made effective as of November 1, 1997, the Company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, director, secretary and treasurer of the Company, for management services provided to the Company by MCS Management Ltd.

   Pursuant to a management agreement made effective as of July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, president and director of the Company, for management services provided to the Company by Netgain Management Solutions Inc.

   The Company has not been a party to any other transactions during the past two years, and is not currently a party to any other transaction, in which any directors, officers or holders of greater than five percent of the Company's securities, or any immediate family members of any of the foregoing, have any direct or indirect material interest.


ITEM 13:   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit                                                            Sequential
Number            Description                                      Page Number
-------           -----------                                      -----------

3(i)**       Certificate of Incorporation dated May 7, 1997;
             Certificate of Amendment dated October 16, 1997;
             and Certificate of Amendment dated April 8, 1999.

3(ii).1**    Bylaws of Micro Millennium, Inc.

3(ii).2**    Resolution of the board of directors approving
             amendment to the By-Laws of Micro Millenium, Inc.

10.1**       Consulting Agreement between National Financial
             Communications Corp. and the Company dated February
             1, 2000.

10.2** Sponsorship Agreement between Student Advantage, Inc. and the Company, dated November 30, 1999.

10.3** Custom Affiliate Agreement between KnowledgeWeb, Inc. and the Company, dated November 8, 1999.

10.4** Lease Agreement between 570679 B.C. Ltd. as Lessor and the Company as Lessee, dated November 1, 1999.

10.5** Agreement between Netgain Management Solutions Inc. and the Company, dated November 1, 1999, for management and administrative services provided by Netgain Management Solutions Inc.

10.6** Agreement between 535424 B.C. Ltd., the Company, dated April 1, 1999, for professional media buying/marketing services provided by 535424 B.C. Ltd.

10.7**       Agreement between Stratford Internet Technologies, Inc.
             and the Company dated July 30, 1999, for services related to the development, design and maintenance of the Company's internet based products and services.

10.8** Purchase Agreement between Sinaloa Gold Corp. and Online Innovation, dated April 2, 1999.

10.9** Consulting Agreement between Fortune Capital Management (USA) Inc. and the Company, dated March 31, 1999.

10.10** Option Agreement between Fordee Management Company and the Company, dated February 2, 1999.

10.11** Agreement between MCS Management Ltd. and the Company, dated November 1, 1998, for management and administrative services provided by MCS Management Ltd.

10.12** Agreement in Principle between Minera Fuerte Mayo and CL Communications Group, dated September 30, 1997.

10.13** Assignment Agreement between Sinaloa Gold Corp. and CL Communications Group, dated September 30, 1997.

27           Financial Data Schedule

** Incorporated by reference from the Registration Statement on Form 10SB of the Registrant filed with the Commission on February 1, 2000 as amended.

(b) No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     October 11, 2000                             ONLINE INNOVATION, INC.
      -------------------------
                                                             (Registrant)


                                                       By: /s/ Chad D. Lee
                                                          ----------------------
                                                          Chad D. Lee, President