Form 10QSB
period 2000-09-30
ONLINE INNOVATION INC
filed 2000-11-09
CIK 1104734

United States Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from           to
                                         ---------    ------------------

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

         -------------------------------------------------------------------
         Former name, former address, and former fiscal year, if changed since last report

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

As of November 7, 2000, the registrant's outstanding common stock consisted of 13,305,000 shares.

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

   Item 3.     Defaults Upon Senior Securities

   Item 4.     Submission of Matters to a Vote
               of Securities Holders

   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Attached are the registrant's unaudited financial statements for the nine month period ended September 30, 2000, with comparative figures for the nine month period ended September 30, 1999, and the Independent Accountant's Report thereon.

                                MOEN AND COMPANY
                              CHARTERED ACCOUNTANTS
PO Box 10129
1400 IBM Tower
701 West Georgia Street                              Telephone:    (604)662-8899
Vancouver, BC   V7Y 1C6                                    Fax:    (604)662-8809

--------------------------------------------------------------------------------


                         INDEPENDENT ACCOUNTANTS' REPORT



To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation (A Development Stage Company) as of September 30, 2000, and September 30, 1999 and the Statements of Profit and loss, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the three month periods then ended. These financial statements are the responsibility of the Company's management.

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



                                                            /s/ Moen and Company


                                                           Chartered Accountants

Vancouver, British Columbia, Canada
October 31, 2000

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                                   Balance Sheet
                                September 30, 2000
                                 (In U.S. Dollars)
                                   (Unaudited)
              (With Comparative Figures at September 30, 1999)
                                       ASSETS

                                                    2000                1999
                                              -------------       --------------
Current Assets
   Cash                                       $      10,225       $     266,682
   Prepaid expense                                    1,343                -
                                              -------------       --------------
                                                     11,568             266,682
                                              -------------       --------------
Deferred income tax (Notes 13 and 14)                52,500              42,000
                                              -------------       --------------
Fixed assets (Note 5)
   Computer equipment, at cost                      107,138                 511
   Less: accumulated depreciation                   (28,820)                (77)
                                              -------------       --------------
                                                     78,318                 434
                                              -------------       --------------
Computer software development
  (Note 2(d) and  6(b))
   Application development stage costs              400,000             400,000
                                              -------------       --------------
                                              $     542,386       $     709,116
                                              =============       ==============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued               $       4,054       $       3,000
   Agreement payable - Stratford
    Internet Technologies (Note 6(b))                75,000             125,000
                                              -------------       --------------
                                                     79,054             128,000
                                              -------------       --------------
Shareholders' Equity
   Capital Stock (Note 3)
     Authorized:
       75,000,000 common shares at
         $0.001 par value
     Issued and outstanding
       13,468,333 common share
         (1999 - 12,705,000 shares) -
         par value                                   13,468              12,705
       Paid in capital in excess of
         par value of stock                       1,674,532           1,255,295
   Deficit accumulated during development
    stage (Note 1)                               (1,224,748)           (685,829)
   Cumulative translation                                80              (1,055)
                                              -------------       --------------
                                                    463,332             581,116
                                              -------------       --------------
                                              $     542,386       $     709,116
                                              =============       ==============

Approved on Behalf of the Board

  /s/ Chad D. Lee
------------------------------

  /s/ Marlene C. Schluter
------------------------------


            See Accompanying Notes and Independent Accountants' Report

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Statement of Profit and Loss
                      Three Months Ended September 30, 2000
                                 (In U.S. Dollars)
                                   (Unaudited)
      (With Comparative Figures for Three Months Ended September 30, 1999)

                                      Cumulative From
                                       Inception Date
                                       of Aug 1, 1997       Three Months Ended
                                     to September 30,         September 30,
                                                      --------------------------
                                           2000           2000          1999
                                     ---------------- ------------  ------------
Administration Costs
   Compensation expense - stock
     options                           $     150,000   $     -     $       -
   Depreciation                               28,820        8,035          -
   Filing and transfer agent fees             14,622          512           822
   Financing costs                            22,550         -             -
   Management and consulting fees            359,227       17,568        40,500
   Office expenses, net                      100,046       13,149         7,649
   Option payment on mineral
     properties                               30,000         -             -
   Professional fees                          94,325       16,362         3,184
   Promotion, investor relations,                            -           11,002
    and investor communications               83,039         -             -
   Computer technology and
    website costs                            227,325         -             -
   Website marketing/Banner
    advertising costs                        154,766       42,961          -
   Travel expenses                            12,528         -             -
                                        ------------    ----------   ----------
                                          (1,277,248)      (98,587)     (63,157)
Deferred tax expense                          52,500          -            -
                                        ------------    ----------   ----------
Net loss for the period                $  (1,224,748)  $   (98,587) $   (63,157)
                                        ============    ==========   ==========

Net loss per share, basic and diluted
                                                       $     (0.01) $     (0.01)
                                                        ==========   ==========




             See Accompanying Notes and Independent Accountants' Report

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                              Statement of Cash Flows
                      Three Months Ended September 30, 2000
                                 (In U.S. Dollars)
                                    (Unaudited)
        (With Comparative Figures for Three Months Ended September 30, 1999)

                                      Cumulative From
                                       Inception Date
                                       of Aug 1, 1997       Three Months Ended
                                     to September 30,         September 30,
                                                      --------------------------
                                           2000           2000          1999
                                     ---------------- ------------  ------------
Cash Provided by (Used for)
Operating Activities
   Net loss for the period             $  (1,224,748)  $   (98,587) $   (63,157)
   Items not requiring use of cash:
    Compensation on stock options            150,000          -            -
    Common shares issued for computer
     technology and website costs            200,000          -            -
    Depreciation                              28,820         8,035         -
   Cumulative translation                         80          -            -
   Changes in non-cash working
     capital items
    Prepaid expense                           (1,343)                      -
    Accounts payable and accrued
     increase                                  4,054       (19,153)     (21,108)
    Deferred income tax                      (52,500)         -            -
    Agreement payable                         75,000       (25,000)     125,000
                                        ------------    ----------   ----------
                                            (820,637)     (134,705)      40,735
                                        ------------    ----------   ----------

Investing Activities
   Computer software development            (400,000)         -        (400,000)
   Fixed assets purchased                   (107,138)         -            -
                                        ------------    ----------   ----------
                                            (507,138)         -        (400,000)
                                        ------------    ----------   ----------

Financing Activities
   Capital stock subscribed and
    issued                                 1,338,000        50,592         -
   Due to related parties                       -             -         (31,689)
                                        ------------    ----------   ----------
                                           1,338,000        50,592      (31,689)
                                        ------------    ----------   ----------
Increase in Cash During the Period            10,225       (84,113)    (390,954)
Cash, Beginning of Period                       -           94,338      657,636
                                        ------------    ----------   ----------

Cash, End of Period                    $      10,225   $    10,225  $   266,682
                                        ------------    ----------   ----------

             See Accompanying Notes and Independent Accountants' Report

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                      Statement of Retained Earnings (Deficit)
                                September 30, 2000
                                 (In U.S. Dollars)
                                    (Unaudited)
         (With Comparative Figures for Three Months Ended September 30, 1999)

                                      Cumulative From
                                       Inception Date
                                       of Aug 1, 1997       Three Months Ended
                                     to September 30,         September 30,
                                                      --------------------------
                                           2000           2000          1999
                                     ---------------- ------------  ------------

Balance (deficit), beginning of period $        -      $(1,126,161) $  (622,672)

Net loss for the period                   (1,224,748)      (98,587)     (63,157)
                                        ------------    ----------   ----------
Balance (deficit), end of period       $  (1,224,748)  $(1,224,748) $  (685,829)
                                        ============    ==========   ==========



            See Accompanying Notes and Independent Accountants' Report

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                         Statement of Stockholders' Equity
          From Date of Inception on August 1, 1997 to September 30, 2000
                                 (In U.S. Dollars)
--------------------------------------------------------------------------------

                          Number of                    Additional        Total         Retained                     Total
                           Common           par         Paid-in         Capital        Earnings     Cumulative     Stockholders'
                           Shares          Value        Capital          Stock         (Deficit)    Translation     Equity
                     ------------------------------------------------------------------------------------------------------------
Net loss for eleven
 month period ended
 June 30, 1998                                                                       $    (144,175)              $  (144,175)

Issued for cash,
 @$0.01 October 23,
 1997                     1,500,000    $    1,500      $   13,500    $   15,000                                       15,000

Issued for cash,
 @$0.001 May 8, 1997        500,000           500                           500                                          500

Issued for assignment
 of option on mineral
 properties, @$0.0035
 September 30, 1997       8,500,000         8,500          21,500        30,000                                       30,000
                     ------------------------------------------------------------------------------------------------------------
                         10,500,000        10,500          35,000        45,500           (144,175)                  (98,675)

Shares subscribed and
 fully paid and issued,
 @$0.50 April 6, 1999        85,000            85          42,415        42,500                                       42,500
                     ------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998   10,585,000        10,585          77,415        88,000           (144,175)                  (56,175)

Net loss for year
 ended June 30, 1999                                                                      (478,497)                 (478,497)

Compensation on
 stock options                                            120,000       120,000                                      120,000

Cumulative translation                                                                               (1,055)          (1,055)

Issued for cash,
 @$0.50 April 6, 1999        20,000            20           9,980        10,000                                       10,000

Issued for cash,
 @$0.50 April 6, 1999       100,000           100          49,900        50,000                                       50,000

Issued for private
 business(note 7),
 @$0.50 April 2, 1999       400,000           400         199,600       200,000                                      200,000

Issued for cash(note
 14), @$0.50 April 15,
 1999                     1,600,000         1,600         798,400       800,000                                      800,000
                     ------------------------------------------------------------------------------------------------------------

Balance, June 30,
 1999                    12,705,000        12,705       1,255,295     1,268,000           (622,672)  (1,055)         644,273

Cumulative translation                                                                                  543              543

Shares subscribed and
 fully paid, @$0.50
 January 4, 2000            450,000           450         224,550       225,000                                      225,000

Net loss for year
 ended June 30, 2000                                                                      (503,489)                 (503,489)

Cumulative translation
 Issued for exercise of
 option @ $0.50
 March 13, 2000             100,000           100          49,900        50,000                                       50,000

Compensation on stock
 options                                                   30,000        30,000                                       30,000

Exercise of warrants
 @ $0.50 May 9, 2000         50,000            50          24,950        25,000                                       25,000

Exercise of warrants
 @ $0.50 June 16, 2000,
 unissued                    80,000            80          39,920        40,000                                       40,000
                     ------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000   13,385,000        13,385       1,624,615     1,638,000         (1,126,161)    (512)         511,327

Exercise of warrants
 @$0.60 August 17,
 2000, unissued              83,333            83          49,917        50,000                                       50,000

Net loss for period
 ended Sept 30, 2000                                                                       (98,587)     592          (97,995)
                     ------------------------------------------------------------------------------------------------------------

Balance, September
 30, 2000                13,468,333        13,468       1,674,532     1,688,000         (1,224,748)      80          463,332
                     ============================================================================================================

          See Accompanying Notes and Independent Accountants' Report

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 September 30, 2000
                                  (In U.S. Dollars)


Note 1.   BUSINESS OPERATIONS

a) The Company was incorporated on May 7, 1997 under the Company Act of the State of Delaware, U.S.A. and commenced inception of business on August 1, 1997. The Company changed it's name from Micro Millennium, Inc. to Sinaloa Gold Corp. on October 16, 1997 and subsequently changed it's name from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999.

b) The Company is in its development stage in the internet/e-commerce industry as a website development company and was previously in the mining resource industry and has not generated any revenues from its planned operations. The deficit to September 30, 2000 has been accumulated during the development stage.

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

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 September 30, 2000
                                  (In U.S. Dollars)

Note 2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)
          (b) Translation of Foreign Currency (cont'd)

      Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

      An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:


                                               Three Months Ended
                                                  September 30,
                                          ----------------------------
                                             2000              1999
                                          ----------         ---------
              Beginning balance           $   (1,055)        $    -
              Changes during the period        1,135            (1,055)
                                          ----------         ---------
              Ending balance              $       80         $  (1,055)
                                          ==========         =========

     Capital accounts are translated at their historical exchange rates when the capital stock is issued.

     The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

  c) Comparative Figures

     These audited annual financial statements also include comparative figures for three months ended September 30, 1999.

  d) Amortization of Computer Software
     Development - Application Development Stage Costs

     The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized. When the company is in the post-implementation / operation stage costs will be expensed as incurred.

     Amortization of computer software costs of $400,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at September 30, 2000 and therefore no amortization of this cost has been charged to operations for the three month period ended September 30, 2000.

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 September 30, 2000
                                  (In U.S. Dollars)

Note 3.   CAPITAL STOCK

  a) Authorized: 75,000,000 common shares at $0.001 par value.

  b) Common shares issued and outstanding are as follows:

                                                     Shares               $
                                                   ----------         ---------
                      Balance, June 30, 2000       13,305,000        $1,598,000
                       Subscribed June 16, 2000
                         but unissued (d)              80,000            40,000
                                                   ----------         ---------
                                                   13,385,000         1,638,000
                      Subscribed August 17, 2000
                        but unissued (d)               83,333            50,000
                                                   ----------         ---------
                      Balance, September 30, 2000  13,468,333         1,688,000
                                                   ==========         =========

  c) Warrants outstanding
     There are 950,000 common share purchase warrants outstanding as at September 30, 2000 that can be exercised at $0.60 per share to April 14, 2001.

  d) 163,333 of the shares, in (b) above, have not been issued by the transfer agent at September 30, 2000, who confirms that 13,305,000 common shares, in total, have been issued to that date.

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

     Payments of the above for three months ended September 30, 2000, total as follows:
                        MCS Management Ltd.               $    7,500
                        Netgain Management Solutions Inc.      7,500
                                                          ----------
                                                          $   15,000
                                                          ==========

  b) Ms. Marlene Schluter and Mr. Chad Lee were reimbursed for office costs paid on behalf of the Company, of $1,682.43 and $4,207.44, respectively, during three months ended September 30, 2000.

  c) Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at September 30, 2000:
                        Chad D. Lee                 5,500,000 common shares
                        Marlene C. Schluter         2,500,000 common shares
                                                    ---------
                                                    8,000,000
                                                    =========

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 September 30, 2000
                                  (In U.S. Dollars)

Note 5   FIXED ASSETS - COMPUTER EQUIPMENT

     The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum.

     The cost and accumulated depreciation are as follows:

                                                       September 30,
                                                  ----------------------
                                                     2000       1999
                                                  ---------    ---------
                     Cost                         $ 107,138    $     511
                     Accumulated depreciation       (28,820)         (77)
                                                  ---------    ---------
                     Net balance                  $  78,318    $     434
                                                  =========    =========

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

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 September 30, 2000
                                  (In U.S. Dollars)


Note 6.   COMPUTER TECHNOLOGY AND WEBSITE COSTS (cont'd)

  b) Agreement with Stratford Internet Technologies.

     By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies ("Stratford"), Stratford has been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, which is capitalized
     -----------------------
     in these financial statements, and 300,000 common shares of the Company. The payment schedule is as follows:

     i) a deposit of $275,000 US was paid upon delivery of the contract, and additional payments totaling $50,000 have been paid.
     ii) the balance of $75,000 US represents the expenditure for completion of development of and roll out of the website which is due upon completion of development of the website and the Company raising secondary financing. The Company has received $225,000 US to December 31, 1999 on the exercise of 450,000 share purchase warrants. The obligation to pay $75,000 US to Stratford is disclosed as a current liability as at September 30, 2000, as it is expected to be paid within the next twelve months, and the cost is carried as a deferred development expense until the website is completed.
     iii) the issuance of 300,000 common shares, restricted under Rule 144, which will bear a one year tradable restriction upon contract delivery. The obligation to issue these shares has not been recorded in these financial statements but is disclosed as a contingent liability in Note 15.

Note 7.   LEASE OBLIGATIONS

  a) Computer Lease
     On June 1, 1999, the Company entered into a 36 month lease with Leasing Solution (Canada) Inc. for computer equipment to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations are as follows:

                      Balance of Fiscal Year Ending June 30,
                                    2001     CAD$   1,203
                                    2002     CAD$   1,213

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 September 30, 2000
                                  (In U.S. Dollars)


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

     The first and the last month rent of CAD$3,975.00 (CAD$1,987.50 X 2) is due at the time of signing. $1,343 US is recorded as prepaid expense as at September 30, 2000.

Note 8   COMPENSATION/STOCK OPTION/DEFERRED COMPENSATION ARRANGEMENT

  a) The Company does not have a stock option plan or deferred compensation plan as at September 30, 2000.
  b) No liability for potential pension costs has been recorded at September 30, 2000.

Note 9   NET LOSS PER SHARE

     Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Note 10   INCOME TAXES

     The Company has losses carried forward to future years of $1,225,499. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 11 FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, prepaid expense, accounts payable and agreement payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 September 30, 2000
                                  (In U.S. Dollars)


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

  b) Of the above placement, the Company received subscriptions for 1,600,000 common shares and received $800,000. An Issuance Resolution covering the issuance of these shares was approved by the Company on June 22, 1999. There are 1,050,000 common share purchase warrants outstanding at September 30, 2000.

Note 13 CONSULTING AGREEMENTS

  a) Fortune Capital Management (USA) Inc.

     By agreement dated March 31, 1999, the Company agreed to retain Fortune Capital Management (USA) Inc. as a consultant to provide corporate finance services and related office administration services to the Company for a consultant fee of $6,000 per month, for a period of one year commencing on the date of this agreement. The term of this agreement may only be extended by the written agreement of the Company and the consultant. The Company may terminate the agreement at its option upon the breach by the consultant of its obligations pursuant to the agreement provided that the Company has given written notice of default to the consultant and the consultant has failed to remedy the default within 30 days of receipt of written notice from the Company. The consultant may terminate the agreement at any time upon thirty days written notice to the Company. The agreement may not be assigned by the consultant without the prior written consent of the Company. This agreement expired on February 28, 2000.

  b) The Pinnacle Group

     i) By agreement dated April 14, 1999, the Company appointed The Pinnacle Group as the company's financial public relations advisor for a period of six months commencing May 1, 1999 for $3,500 per month to develop and execute an investor relations/financial communications program. This agreement was cancelled in July 1999.

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 September 30, 2000
                                  (In U.S. Dollars)

Note 13 CONSULTING AGREEMENTS (cont'd)

  c) 535424 BC Ltd.

     By agreement dated April 1, 1999, the Company has engaged 535424 BC Ltd. to provide the Company with professional marketing, research and developmental services at a total cost of $2,500 per month. The Company terminated this contract on May 5, 2000.

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
                                                                 ===========

Note 14 STOCK OPTIONS

  a) As at February 2, 1999 the Company granted to Fordee Management Company with stock options to purchase 400,000 common share of the Company at a price of $0.20 per share with the expiry date of October 3, 2002. These options are outstanding as at September 30, 2000.

  b) Fordee Management Company is an unrelated third party

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 September 30, 2000
                                  (In U.S. Dollars)


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
                                                                 =========

Note 15 CONTINGENT LIABILITIES

  a) Liability to issue common shares
     By agreement dated July 30, 1999 as outlined in Note 6(b), above, the Company engaged Stratford Internet Technologies to design and maintain an e-commerce website for the Company. An additional obligation of the Company, in this agreement, is the obligation to issue 300,000 common shares upon completion of the website. As the website had not been completed by September 30, 2000, these shares are not recorded as at that date and no paid up cost or value related thereto has been recorded in these financial statements.

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

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 September 30, 2000
                                  (In U.S. Dollars)

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

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Notes to Financial Statements
                                 September 30, 2000
                                  (In U.S. Dollars)

Note 16   SUBSEQUENT EVENTS
          Lawsuit Against Directors, Officers, and Third Parties (cont'd)

     The allegations set out in the Plaintiffs' statement of claim have not been proven in Court. The Defendants filed their Statement of Defence in the British Columbia Supreme Court on October 23, 2000. In their defence, the Defendants deny all allegations made by the Plaintiffs in their Statement of Claim. In particular, the Defendants deny the existence of any oral agreement, pooling agreement or offshore account. The Statement of Defence further pleads that Chad Lee and Marlene C. Schluter terminated the consulting agreement between the Company and 535424 B.C. Ltd. in accordance with the provisions of the consulting agreement.

     The Company has not been named as a Defendant in the action and no claims have been made against the Company for breach of consulting agreements or other agreements or for any other matters. Management of the Company is of the opinion that this action will not have a material affect on the Company.

Item 2 - Management Discussion and Analysis or Plan of Operation

General

Online Innovation, Inc. (the "Company") is a website development company. The Company developed a website designed to facilitate social interaction between single adults, with an emphasis on entertainment and matchmaking. The Company's business is conducted almost exclusively through its website, www.virtuallydating.com. The Company launched its website subsequent to its year end of June 30, 2000. Although it is fully operational, the Company is continuing to improve the website's performance and new features are being developed.

The Company is also focusing on marketing activities. Membership drives and other marketing activities are the primary components of the Company's activities. It is anticipated that marketing expenses will be the Company's most significant expenses in the 12 months subsequent to the launch of the website.

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

Marketing Strategies

Management believes that marketing will be the key to the Company's success in the short term and in the long term. As a result, management intends to focus much of its energies in the upcoming 12 months on marketing activities. The Company intends to advertise online, through print media and possibly, depending on the resources available, through television, radio and billboards. The goal is to capture, at a minimum, 50,000 subscribing members in each of the three years following the launch of the website, which occurred in July 2000, for a total of 150,000 members within three years of launch. As of November 3, 2000, the Company had 22,676 members. The target market for the Company's service is single adults, aged 18-49, with basic computer skills and access to the internet. The Company intends to focus on the North American market in the short term and consider other markets at a later date.

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

Print Media, T.V., Radio and Billboards

While management is of the view that online advertising is the most cost-effective marketing tool, it also believes that other, more traditional methods of marketing will be effective and must be developed to the fullest extent possible. It envisions placing advertisements in the personals sections of major newspapers and in high circulation magazines with general readership to brand the VirtuallyDating name and to expose the Company to a wider audience. Determination as to whether these types of advertisements will be placed will depend on funds available in the upcoming 12 months. In addition, advertisements on television, radio and on billboards will be considered and utilized if the Company has the capital available to purchase advertising space/time from these sources.

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until November 30, 2000. Management will be seeking to arrange additional equity financing for the Company in the upcoming months. Any additional funds raised will likely be utilized for marketing, website development and maintenance and for general and administrative expenses. The quantity of funds to be raised and the terms of any equity financing to be undertaken will be negotiated by the Company's management as opportunities to raise funds arise. The Company will be required to incur an additional $75,000 in expenditures to complete the development and roll out of its website. This represents the balance of the fees which the Company is required to pay to its website development consultants in connection with the development of the Company's website. The Company paid its website development consultants $50,000 in its last quarter. The balance is payable upon completion of development of the website and, if necessary, upon completion of appropriate financing by the Company.

Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes. If additional financing is unavailable, the Company will, to the extent possible, rely on revenue generated from memberships and other sources identified above to meet its financial needs. There is no guarantee, however, that revenues from ongoing operations will be sufficient to meet the Company's working capital requirements on an ongoing basis.

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

The Company recently launched an "Avatar Poker" game. An avatar is a personalized caricature which represents the member throughout the site. The avatar serves to introduce members to other members and provide another way in which the members can express themselves. The "Avatar Poker" game is an interactive game that permits four players to play with one another. The players/members participating in the poker game are represented by their avatar.

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

The allegations set out in the Plaintiffs' statement of claim have not been proven in Court. The Defendants filed their Statement of Defence in the British Columbia Supreme Court on October 23, 2000. In their defence, the Defendants deny all allegations made by the Plaintiffs in their Statement of Claim. In particular, the Defendants deny the existence of any oral agreement, pooling agreement or offshore account. The Statement of Defence further pleads that Chad Lee and Marlene C. Schluter terminated the consulting agreement between the Company and 535424 B.C. Ltd. in accordance with the provisions of the consulting agreement.

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

On April 15, 1999, the Company completed a sale of 1,600,000 units at a price of $0.50 per unit. Each unit consisted of one share of the Company's common stock and one share purchase warrant. Each share purchase warrant is exercisable for a term of 2 years and entitles the holder to purchase one share of the Company's common stock at a price of $0.50 until April 15, 2000 or at a price of $0.60 any time after April 15, 2000 but before April 15, 2001. The offering was made without registration under the Securities Act in reliance on the exemption from registration provided by sections 4(2) and 3(b) of the Securities Act and by Regulation D promulgated thereunder.

On January 4, 2000, a total of 450,000 shares were issued by the Company pursuant to the exercise of share purchase warrants issued in conjunction with the unit offering. On March 13, 2000, a total of 100,000 shares were issued by the Company pursuant to the exercise of share purchase warrants issued in conjunction with the unit offering. As of September 30, 2000, the Company did not issue any additional shares pursuant to the exercise of share purchase warrants issued in conjunction with the unit offering. Therefore, there were 1,050,000 common share purchase warrants outstanding as at September 30, 2000.

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


Date: November 8, 2000                                ONLINE INNOVATION, INC.
      -------------------------
                                                            (Registrant)


                                                       By: /s/ Chad D. Lee
                                                          --------------------
                                                          Chad D. Lee, President