Form 10QSB
period 2000-12-31
ONLINE INNOVATION INC
filed 2001-02-14
CIK 1104734

United States Securities and Exchange Commission
                         Washington, D.C. 20549

                               Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
              For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
     For the transition period from _________ to __________________

                     Commission File Number: 0-29285
                     -------------------------------

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

    ------------------------------------------------------------------------
     Former name, former address, and former fiscal year, if changed since last report

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

As of February 13, 2001, the registrant's outstanding common stock consisted of 13,305,000 shares.

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

   Item 3.     Defaults Upon Senior Securities

   Item 4.     Submission of Matters to a Vote
               of Securities Holders

   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Attached are the registrant's unaudited financial statements for the six month period ended December 31, 2000, with comparative figures for the six month period ended December 31, 1999, and the Independent Accountant's Report thereon.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                                Balance Sheet
                              December 31, 2000
                              (In U.S. Dollars)
                                 (Unaudited)
              (With Comparative Figures at December 31, 1999)

                                   ASSETS

                                                         2000          1999
                                                      -----------   -----------
Current Assets (Note 17)
   Cash                                              $       -     $    312,831
   Prepaid expense                                           -            1,371
                                                      -----------   -----------
                                                             -          314,202
                                                      -----------   -----------
Deferred income tax (Notes 13 and 14)                      52,500        42,000
                                                      -----------   -----------
Fixed assets (Note 5)
   Computer equipment, at cost                            107,138        63,853
   Less: accumulated depreciation                         (36,855)       (4,893)
                                                      -----------   -----------
                                                           70,283        58,960
                                                      -----------   -----------
Computer software development (Note 2(d) and 6(b))
   Application development stage costs                    400,000       400,000
                                                      -----------   -----------
                                                     $    522,783  $    815,162
                                                      ===========   ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Bank overdraft                                    $         52  $       -
   Accounts payable and accrued (Note 4(a)(ii))            25,423         2,500
   Due to related parties (Note 4(d))                      20,000          -
   Agreement payable - Stratford Internet
     Technologies (Note 6(b))                              75,000       125,000
                                                      -----------   -----------
                                                          120,475       127,500
                                                      -----------   -----------
Stockholders' Equity
   Capital Stock (Note 3)
    Authorized:
     75,000,000 common shares at $0.001 par value
    Capital stock subscribed and unissued                               225,000
    Issued and outstanding
     13,468,333 common share ( 1999 - 12,705,000
      shares) - par value                                  13,468        12,705
     Paid in capital in excess of par value of stock    1,674,532     1,255,295
Deficit accumulated during development stage (Note 1)  (1,285,772)     (804,826)
Cumulative translation                                         80          (512)
                                                      -----------   -----------
                                                          402,308       687,662
                                                      -----------   -----------
                                                     $    522,783  $    815,162
                                                      ===========   ===========

Approved on Behalf of the Board

   /s/ Chad D. Lee
-----------------------------

   /s/ Marlene C. Schluter
-----------------------------

          See Accompanying Notes and Independent Accountants' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                        Statement of Profit and Loss
                     Six Months Ended December 31, 2000
                              (In U.S. Dollars)
                                 (Unaudited)
       (With Comparative Figures for Six Months Ended December 31, 1999)

                                           Cumulative From
                                            Inception Date
                                            of Aug 1, 1997            Six Months Ended                       Quarter Ended
                                            to December 31,             December 31,                          December 31,
                                                             -----------------------------------   --------------------------------
                                                 2000             2000                  1999           2000                1999
                                            ---------------  ---------------     ---------------   ---------------    --------------
Administration Costs
   Compensation expense - stock options     $     150,000    $       -           $        -        $       -          $       -
   Depreciation                                    36,855          16,070                4,816            8,035              4,816
   Filing and transfer agent fees                  14,672             562                3,598               50              2,776
   Financing costs                                 22,550            -                    -                -                  -
   Management and consulting fees                 382,401          40,742               96,000           23,174             55,500
   Office expenses, net                           107,163          20,266               23,981            7,117             16,331
   Option payment on mineral properties            30,000            -                    -                -                  -
   Professional fees                               98,795          20,832                7,503            4,470              4,319
   Promotion, investor relations, and
    investor communications                        83,519             480               25,708              480             14,706
   Computer technology and website costs          227,325            -                   7,202             -                 7,203
   Website marketing/Banner advertising
    costs                                         164,060          52,255                9,032            9,294              9,032
   Travel expenses                                 20,932           8,404                4,314            8,404              4,314
                                            -------------    ------------        -------------     ------------       ------------
                                               (1,338,272)       (159,611)            (182,154)         (61,024)          (118,997)
Deferred tax expense                               52,500            -                    -                -                  -
                                            -------------    ------------        -------------     ------------       ------------
Net loss for the period                     $  (1,285,772)   $   (159,611)       $    (182,154)    $    (61,024)      $   (118,997)
                                            =============    ============        =============     ============       ============

Net loss per share, basic and diluted                        $      (0.01)      $        (0.02)    $      (0.01)      $      (0.01)
                                                             ============        =============     ============       ============

          See Accompanying Notes and Independent Accountants' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                           Statement of Cash Flows
                      Six Months Ended December 31, 2000
                              (In U.S. Dollars)
                                 (Unaudited)
       (With Comparative Figures for Six Months Ended December 31, 1999)

                                           Cumulative From
                                            Inception Date
                                            of Aug 1, 1997            Six Months Ended                       Quarter Ended
                                            to December 31,             December 31,                          December 31,
                                                             -----------------------------------   --------------------------------
                                                 2000             2000                  1999           2000                1999
                                            ---------------  ---------------     ---------------   ---------------    -------------
Cash Provided by (Used for)
Operating Activities
   Net loss for the period                  $  (1,285,772)   $   (159,611)       $    (182,154)    $    (61,024)      $   (118,997)
   Items not requiring use of cash:
     Compensation on stock options                150,000                                                  -                  -
     Common shares issued for computer
       technology and website costs               200,000                                                  -                  -
     Depreciation                                  36,855          16,070                4,816            8,035              4,816
   Cumulative translation                              80             592                  543             -                   543
   Changes in non-cash working capital
     items
     Prepaid expense                                                1,343               (1,371)           1,343             (1,371)
     Accounts payable and accrued increase         25,423           2,216              (21,608)          21,369               (500)
     Deferred income tax                          (52,500)                                                 -                  -
     Agreement payable                             75,000         (25,000)             125,000             -                  -
                                            -------------    ------------        -------------     ------------       ------------
                                                 (850,914)       (164,390)             (74,774)         (30,277)          (115,509)
                                            -------------    ------------        -------------     ------------       ------------
Investing Activities
   Computer software development                 (400,000)           -                (400,000)            -                  -
   Fixed assets purchased                        (107,138)           -                 (63,342)            -               (63,342)
                                            -------------    ------------        -------------     ------------       ------------
                                                 (507,138)           -                (463,342)            -               (63,342)
                                            -------------    ------------        -------------     ------------       ------------

Financing Activities
   Capital stock                                1,338,000          50,000              225,000             -               225,000
   Due to related parties                          20,000          20,000              (31,689)          20,000               -
                                            -------------    ------------        -------------     ------------       ------------
                                                1,358,000          70,000              193,311           20,000            225,000
                                            -------------    ------------        -------------     ------------       ------------
Increase(Decrease) in Cash During
  the Period                                          (52)        (94,390)            (344,805)         (10,277)            46,149

Cash, Beginning of Period                            -             94,338              657,636           10,225            266,682
                                            -------------    ------------        -------------     ------------       ------------

Cash(Overdraft), End of Period              $         (52)   $        (52)       $     312,831     $        (52)      $    312,831
                                            =============    ============        =============     ============       ============

          See Accompanying Notes and Independent Accountants' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                   Statement of Retained Earnings (Deficit)
                              December 31, 2000
                             (In U.S. Dollars)
                                (Unaudited)
       (With Comparative Figures for Six Months Ended December 31, 1999)

                                           Cumulative From
                                            Inception Date
                                            of Aug 1, 1997            Six Months Ended                       Quarter Ended
                                            to December 31,             December 31,                          December 31,
                                                             -----------------------------------   --------------------------------
                                                 2000             2000                  1999           2000                1999
                                            ---------------  ---------------     ---------------   ---------------    -------------
Balance (deficit), beginning of period      $        -       $ (1,126,161)       $    (622,672)    $ (1,224,748)      $   (685,829)

Net loss for the period                        (1,285,772)       (159,611)            (182,154)         (61,024)          (118,997)
                                            -------------    ------------        -------------     ------------       ------------

Balance (deficit), end of period            $  (1,285,772)   $ (1,285,772)       $    (804,826)    $ (1,285,772)      $   (804,826)
                                            =============    ============        =============     ============       ============

          See Accompanying Notes and Independent Accountants' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                      Statement of Stockholders' Equity
         From Date of Inception on August 1, 1997 to December 31, 2000
                              (In U.S. Dollars)

===================================================================================================================================
                               Number of                   Additional         Total        Retained                     Total
                                 Common        par          Paid-in          Capital       Earnings     Cumulative   Stockholders'
                                 Shares       Value         Capital           Stock        (Deficit)    Translation     Equity
                             ------------------------------------------------------------------------------------------------------
Net loss for eleven month
 period ended June 30, 1998                                                               $   (144,175)               $   (144,175)

Issued for cash, @$0.01
 October 23, 1997             1,500,000    $ 1,500        $    13,500      $    15,000                                      15,000

Issued for cash, @$0.001
 May 8, 1997                    500,000        500                                 500                                         500

Issued for assignment of
 option on mineral
 properties, @$0.0035
 September 30, 1997           8,500,000      8,500             21,500           30,000                                      30,000
                             ------------------------------------------------------------------------------------------------------
                             10,500,000     10,500             35,000           45,500        (144,175)                    (98,675)

Shares subscribed and
 fully paid and issued,
 @$0.50 April 6, 1999            85,000         85             42,415           42,500                                      42,500
                             ------------------------------------------------------------------------------------------------------

Balance, June 30, 1998       10,585,000     10,585             77,415           88,000        (144,175)                    (56,175)

Net loss for year ended
 June 30, 1999                                                                                (478,497)                   (478,497)

Compensation on stock
 options                                                      120,000          120,000                                     120,000

Cumulative translation                                                                                     (1,055)          (1,055)

Issued for cash, @$0.50
 April 6, 1999                   20,000         20              9,980           10,000                                      10,000

Issued for cash, @$0.50
 April 6, 1999                  100,000        100             49,900           50,000                                      50,000

Issued for private business
 (note 7), @$0.50
 April 2, 1999                  400,000        400            199,600          200,000                                     200,000

Issued for cash(note 14),
 @$0.50 April 15, 1999        1,600,000      1,600            798,400          800,000                                     800,000
                             ------------------------------------------------------------------------------------------------------

Balance, June 30, 1999       12,705,000     12,705          1,255,295        1,268,000        (622,672)    (1,055)         644,273

Cumulative translation                                                                                        543              543

Shares subscribed and
 fully paid, @$0.50
 January 4, 2000                450,000        450            224,550          225,000                                     225,000

Net loss for year
 ended June 30, 2000                                                                          (503,489)                   (503,489)

Cumulative translation
 Issued for exercise of
 option @ $0.50
 March 13, 2000                 100,000        100             49,900           50,000                                      50,000

Compensation on stock
 options                                                       30,000           30,000                                      30,000

Exercise of warrants
@$0.50 May 9, 2000               50,000         50             24,950           25,000                                      25,000

Exercise of warrants
 @$0.50 June 16, 2000,
 unissued                        80,000         80             39,920           40,000                                      40,000
                             ------------------------------------------------------------------------------------------------------

Balance, June 30, 2000       13,385,000     13,385          1,624,615        1,638,000    (1,126,161)        (512)         511,327

Exercise of warrants
 @$0.60 August 17, 2000,
 unissued                        83,333         83             49,917           50,000                                      50,000

Net loss for period
 ended December 31, 2000                                                                    (159,611)         592         (159,019)
                             ------------------------------------------------------------------------------------------------------

Balance, December 31, 2000   13,468,333     13,468          1,674,532        1,688,000    (1,285,772)          80          402,308
                             ======================================================================================================

       See Accompanying Notes and Independent Accountants' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000
                              (In U.S. Dollars)


Note 1.     BUSINESS OPERATIONS

a) The Company was incorporated on May 7, 1997 under the Company Act of the State of Delaware, U.S.A. and commenced inception of business on August 1, 1997. The Company changed it's name from Micro Millennium, Inc. to Sinaloa Gold Corp. on October 16, 1997 and subsequently changed it's name from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999.

b) The Company is in its development stage in the internet/e-commerce industry as a website development company and was previously in the mining resource industry and has not generated any revenues from its planned operations.
    The deficit to December 31, 2000 has been accumulated during the development stage.

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

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000
                              (In U.S. Dollars)


Note 2.     SIGNIFICANT ACCOUNTING POLICIES (cont'd)
            (b)  Translation of Foreign Currency (cont'd)

    Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

    An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                         December 31,
                             -------------------------------------
                                  2000                   1999
                             ---------------       ---------------
       Beginning balance,
        June 30              $          (512)      $        (1,055)
       Changes during the
        period                           592                   543
                             ---------------       ---------------
       Ending balance,
        December 31          $            80       $          (512)
                             ===============       ===============

    Capital accounts are translated at their historical exchange rates when the capital stock is issued.

    The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

c)  Comparative Figures

    These financial statements also include comparative figures for December 31, 1999.

d)  Amortization of Computer Software
    Development - Application Development Stage Costs

    The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized. When the company is in the post-implementation / operation stage, costs will be expensed as incurred.

    Amortization of computer software costs of $400,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at December 31, 2000, and therefore no amortization of this cost has been charged to operations for the six month period ended December 31, 2000.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000
                              (In U.S. Dollars)


Note 3.     CAPITAL STOCK

a)  Authorized:  75,000,000 common shares at $0.001 par value.

b)  Common shares issued and outstanding are as follows:

                                                Shares                $
                                          ------------------  ------------------
     Balance, June 30, 2000                       13,305,000   $       1,598,000
       Subscribed June 16, 2000 but
        unissued, see (d) below                       80,000              40,000
                                          ------------------  ------------------
                                                  13,385,000           1,638,000
     Subscribed August 17, 2000 but
        unissued, see (d) below                       83,333              50,000
                                          ------------------  ------------------
     Balance, December 31, 2000                   13,468,333   $       1,688,000
                                          ==================  ==================

c)  Warrants outstanding
    There are 836,667 common share purchase warrants outstanding as at December 31, 2000 that can be exercised at $0.60 per share to April 14, 2001.

d)  Shares unissued
    163,333 of the shares, in (b) above, have not been issued by the transfer agent at December 31, 2000, who confirms that 13,305,000 common shares, in total, have been issued to that date.

e) Options for National Financial Communication Group, and Fordee Management Company. (See Note 13(d) and Note 14)

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

    Expenses of the above for three months ended December 31, 2000, total as follows:

                   MCS Management Ltd.                  $       7,500
                   Netgain Management Solutions Inc.            7,500
                                                         ------------
                                                        $      15,000
                                                        =============

    Accounts payable and accrued include $10,000 in unpaid management fees at December 31, 2000; $5,000 thereof due to MCS Management Ltd. and $5,000 due to Netgain Management Solutions Inc.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000
                              (In U.S. Dollars)


Note 4.     RELATED PARTY TRANSACTIONS (cont'd)

b) Ms. Marlene Schluter and Mr. Chad Lee incurred expenses paid on behalf of the Company, of $3,563.97 and $7,739.39, respectively, during the three months ended December 31, 2000, that are included in accounts payable at December 31, 2000.

c) Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at December 31, 2000:

            Chad D. Lee                  5,500,000 common shares
            Marlene C. Schluter          2,500,000 common shares
                                         ---------
                                         8,000,000
                                         =========

d) During the quarter ended December 31, 2000, loans to the Company unpaid at December 31, 2000 are as follows:

            Chad D. Lee                  $  10,000
            Marlene C. Schluter             10,000
                                         ---------
                                         $  20,000
                                         =========

Note 5     FIXED ASSETS - COMPUTER EQUIPMENT

    The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum.

    The cost and accumulated depreciation are as follows:

                                                       December 31,
                                         ------------------------------------
                                            2000                      1999
                                         ---------                -----------
     Cost                                $  107,138               $   63,853
     Accumulated depreciation               (36,855)                  (4,893)
                                         ----------               ----------
     Net balance                         $   70,283               $   58,960
                                         ==========               ==========

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

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000
                              (In U.S. Dollars)


Note 6.     COMPUTER TECHNOLOGY AND WEBSITE COSTS (cont'd)

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

b)  Agreement with Stratford Internet Technologies.

    By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies ("Stratford"), Stratford has been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, which is capitalized
    -----------------------
    in these financial statements, and 300,000 common shares of the Company. The payment schedule is as follows:

    i) a deposit of $275,000 US was paid upon delivery of the contract, and additional payments totaling $50,000 have been paid.
    ii) the balance of $75,000 US represents the expenditure for completion of development of and roll out of the website which is due upon completion of development of the website and the Company raising secondary financing. The Company has received $225,000 US to December 31, 1999 on the exercise of 450,000 share purchase warrants. The obligation to pay $75,000 US to Stratford is disclosed as a current liability as at December 31, 2000, as it is expected to be paid within the next twelve months, and the cost of $400,000 is carried as a deferred development expense until the website is completed.
    iii) the issuance of 300,000 common shares, restricted under Rule 144, which will bear a one year tradable restriction upon contract delivery. The obligation to issue these shares has not been recorded in these financial statements but is disclosed as a contingent liability in Note 15, below.

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

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000
                              (In U.S. Dollars)


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

Note 8     COMPENSATION/STOCK OPTION/DEFERRED COMPENSATION ARRANGEMENT

a) At the Annual General Meeting of the Company, 2000 incentive stock plan was approved that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company.
b) No liability for potential pension costs has been recorded at December 31, 2000.

Note 9     NET LOSS PER SHARE

    Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Note 10    INCOME TAXES

    The Company has losses carried forward to future years of $1,285,772. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 11    FINANCIAL INSTRUMENTS

    The Company's financial instruments at December 31, 2000 consist of accounts payable and accrued and agreement payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000
                              (In U.S. Dollars)


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

b) Of the above placement, the Company received subscriptions for 1,600,000 common shares and received $800,000. An Issuance Resolution covering the issuance of these shares was approved by the Company on June 22, 1999.
    There are 836,667 common share purchase warrants outstanding at December 31, 2000.

Note 13    CONSULTING AGREEMENTS

a)  535424 BC Ltd.

    By agreement dated April 1, 1999, the Company has engaged 535424 BC Ltd. to provide the Company with professional marketing, research and developmental services at a total cost of $2,500 per month. The Company terminated this contract on May 5, 2000.

b)  National Financial Communications Corp.

    (i) By agreement dated February 1, 2000, the company engaged National Financial Communications Corp., an arm's length company, to render public relations and communication services for a period of one year commencing February 1, 2000 and terminating February 1, 2001, at $10,000 per month. The amount of $20,000 has been incurred to March 31, 2000. By mutual agreement the services were suspended in April 2000 until the company becomes fully reporting. As part of the agreement, National Financial Communications Corp. is granted options on February 1, 2000 to purchase shares of the company, exercisable, commencing February 1, 2000, and expiring January 31, 2003. February 1, 2000 is the measurement date and the vesting date. There are five options for 50,000 shares each at prices of $2.00, $3.00, $4.00, $5.00, $7.00 per share, respectively.

    (ii) The compensation of $30,000 is expensed in these financial statements. The options are nonforfeitable.

             Option price of 50,000 shares at $2.00 per share        $   100,000
             Market price at date of issuance of option -
               50,000 shares at $2.60                                    130,000
                                                                     -----------
             Compensation added to paid-in capital                   $    30,000
                                                                     ===========
             Deferred income tax - 35% of $30,000                    $    10,500
                                                                     ===========

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000
                              (In U.S. Dollars)


Note 14    FORDEE MANAGEMENT COMPANY

a) As at February 2, 1999 the Company granted to Fordee Management Company with stock options to purchase 400,000 common share of the Company at a price of $0.20 per share with the expiry date of October 3, 2002. These options are outstanding as at December 31, 2000.

b)  Fordee Management Company is an unrelated third party

c) The compensation of $120,000 applicable to issuance of this option was expensed in the year ended June 30, 1999, and was added to paid-in capital, computed as follows:

           Option price of 400,000 shares at $0.20 per share $ 80,000 Market price at date of issuance of option 400,000
                  shares at $0.50 per share                           200,000
                                                                 ------------
           Compensation added to paid-in capital                 $    120,000
                                                                 ============

           Deferred income tax - 35% of $120,000                 $     42,000
                                                                 ============

Note 15    CONTINGENT LIABILITIES

a)  Liability to issue common shares
    By agreement dated July 30, 1999 as outlined in Note 6(b), above, the Company engaged Stratford Internet Technologies to design and maintain an e-commerce website for the Company. An additional obligation of the Company, in this agreement, is the obligation to issue 300,000 common shares upon completion of the website. As the website had not been completed by December 31, 2000, these shares are not recorded as at that date and no paid up cost or value related thereto has been recorded in these financial statements.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000
                              (In U.S. Dollars)


Note 15  CONTINGENT LIABILITIES (cont'd)

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

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000
                              (In U.S. Dollars)


Note 16    LEGAL MATTERS
           Lawsuit Against Directors, Officers, and Third Parties

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

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                        Notes to Financial Statements
                              December 31, 2000
                              (In U.S. Dollars)


NOTE 17    SUBSEQUENT EVENTS - Proposed Equity Funding

    The Company has commenced negotiation with a firm of investment bankers to raise equity funding. No definitive agreement has been finalized at the date of issuance of these financial statements.

    The funding being negotiated would be used for working capital, marketing, website development and maintenance, and for administration costs, and costs of raising the proposed funds.

    The funding being negotiated would be pursuant to the rules of the SEC and would be offered and sold pursuant to a registration statement including a preliminary prospectus or final prospectus.

    When terms of the funding agreement have been finalized, the Company will file a copy thereof with form 8k with the SEC.

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

Marketing Strategies

Management believes that marketing will be the key to the Company's success in the short term and in the long term. As a result, management intends to focus much of its energies in the upcoming 12 months on marketing activities. The Company intends to advertise online, through print media and possibly, depending on the resources available, through television, radio and billboards. The goal is to capture, at a minimum, 50,000 subscribing members in each of the three years following the launch of the website, which occurred in July 2000, for a total of 150,000 members within three years of launch. As of February 12, 2001, the Company had 28,664 members. The target market for the Company's service is single adults, aged 18-49, with basic computer skills and access to the internet. The Company intends to focus on the North American market in the short term and consider other markets at a later date.

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

Cash Requirements

The Company currently does not have sufficient capital to meet its cash flow requirements over the next 12 months. As a result, the Company will be required to satisfy cash flow shortages through private placements, public offerings and/or bank financing. The Company is currently in discussions with several investors, including existing capital partners, and financial institutions regarding additional equity and debt financing; however no definitive agreements have been reached. There can be no assurance that the Company will either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations, or (ii) receive additional debt or equity financing necessary to support the Company's working capital requirements. To the extent that funds generated from operations and any additional financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company and further could be dilutive to existing shareholders. If adequate working capital is not available, the Company may be required to curtail its operations. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

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

On October 4, 2000, Mr. Darin Wong and 535424 B.C. Ltd. (a private company owned by Mr. Wong) (collectively, the "Plaintiffs") filed a statement of claim in the British Columbia Supreme Court, claiming damages against Mr. Chad Lee, Director, President and CEO of the Company, Ms. Marlene C. Schluter, Director, Secretary and Treasurer of the Company, Ms. Sharmen Vigouret and Mr. Stanley Ross (collectively, the "Defendants"). 535424 B.C. Ltd was formerly retained by the Company to provide consulting services to the Company. The Plaintiffs are suing the Defendants for breach of contract, repudiation, breach of trust and/or conversion of shares. In their statement of claim, the Plaintiffs allege that Mr. Wong was induced by the Defendants to transfer 603,400 common shares in the capital stock of the Company owned by Mr. Wong to the Defendants on the basis of an oral agreement which the Plaintiffs allege they entered into with the Defendants. The Plaintiffs allege that pursuant to the oral agreement they were to be entitled to participate in the management and development of the Company and to be paid remuneration for their services. The Plaintiffs also allege that the Defendants represented that they would place their respective equity holdings in the Company (including the 603,400 shares the Plaintiffs allege Mr. Wong transferred to the Defendants) into an offshore account, jointly direct and control the trading and disposition of shares subject to a pooling agreement and participate equally in the resulting profits. The Plaintiffs further claim that since May, 2000, the Defendants have excluded the Plaintiffs from participation in the Company's business, caused the Company to cancel the consulting agreement between the Company and 535424 B.C. Ltd., denied the existence of any oral agreement or any pooling agreement between the Plaintiffs and the Defendants and refused to acknowledge that Mr. Wong has any interest in the shares which Mr. Wong alleges he transferred to the Defendants.

The allegations set out in the Plaintiffs' statement of claim have not been proven in Court. The Defendants filed a Statement of Defence in the British Columbia Supreme Court on October 23, 2000. In the Statement of Defence, the Defendants denied all allegations made by the Plaintiffs in their Statement of Claim. In particular, the Defendants denied the existence of any oral agreement, pooling agreement or offshore account. The Statement of Defence further stated that Chad Lee and Marlene C. Schluter terminated the consulting agreement between the Company and 535424 B.C. Ltd. in accordance with the provisions of the consulting agreement.

The Company has not been named as a Defendant in the action and no claims have been made against the Company for breach of consulting agreements or other agreements or for any other matters. Management of the Company is of the opinion that this action will not have a material affect on the Company.

Item 2 -Change in Securities

No instruments defining the rights of the holders of any class of registered securities were modified during the period covered by this report. No rights evidenced by any class of registered securities were materially limited or qualified by the issuance or modification of any other class of securities during the period covered by this report. No securities were sold or issued by the Company during the period covered by this report.

Item 3 - Defaults Upon Senior Securities

There have been no material defaults in the payment of principal, interest, sinking or purchase fund installments or any other material defaults with respect to indebtedness of the Company exceeding 5% of the total assets of the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of stockholders on December 4, 2000. The following table sets forth certain information relating to each of the matters voted upon at the meeting:

--------------------------------------------------------------------------------
Matters Voted Upon           Votes For   Votes Against   Abstentions    Broker
                                          or Withheld                  Non-Votes
--------------------------------------------------------------------------------
Election of Directors:
 1. Chad D. Lee              9,618,080        Nil          Nil           Nil
 2. Marlene C. Schluter      9,618,080        Nil          Nil           Nil
 3. Harvey H. Cohen          9,618,080        Nil          Nil           Nil
--------------------------------------------------------------------------------
Ratification of 2000         8,008,000        Nil       1,610,080        Nil
Incentive Stock Option
Plan
--------------------------------------------------------------------------------
Ratification of the          9,618,080        Nil          Nil           Nil
Appointment of Moen
& Company, Chartered
Accountants, as independent
auditors for the Company
for the fiscal year ending
June 30, 2001
-----------------------------------------------------------------------------


Item 5 - Other Information

At its annual meeting of stockholders held on December 4, 2000, a 2000 Incentive Stock Option Plan (the "Plan") was approved by the Company's stockholders. Pursuant to a directors' resolution dated October 20, 2000, the Plan was adopted by the Company's directors subject only to receipt of stockholder approval. The plan authorizes the granting of options to purchase up to 1,500,000 of the Company's common shares. Pursuant to the Plan, options may be granted to directors, officers, employees, consultants and other service providers. The aggregate fair market value of options which may be held by any one optionee at a given time may not exceed $100,000. The exercise price of an option granted must be at least equal to the fair market value of a share of common stock of the Company on the date the option is granted. No options were granted pursuant to the Plan during the period covered by this report.

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


Date: February 13, 2001                      ONLINE INNOVATION, INC.
      -----------------------------
                                                    (Registrant)


                                             By: /s/ Chad D. Lee
                                                 ---------------------------
                                                 Chad D. Lee, President

Exhibit 15

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
Vancouver, BC   V7Y 1C6                             Fax:           (604)662-8809
--------------------------------------------------------------------------------



                         INDEPENDENT ACCOUNTANTS' REPORT



To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(formerly Sinaloa Gold Corp.)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (formerly Sinaloa Gold Corp.) (A Development Stage Company) as of December 31, 2000 and December 31, 1999, and the Statements of Profit and loss, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the six month periods then ended. These financial statements are the responsibility of the Company's management.

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



                                                           /s/ Moen and Company

                                                           Chartered Accountants

Vancouver, British Columbia, Canada
February 12, 2001