Form 10QSB
period 2001-03-31
ONLINE INNOVATION INC
filed 2001-05-15
CIK 1104734

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

        -----------------------------------------------------------------
    Former name, former address, and former fiscal year, if changed since last report

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

As of May 10, 2001, the registrant's outstanding common stock consisted of 13,705,000 shares.

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

     Item 3.    Defaults Upon Senior Securities

     Item 4.    Submission of Matters to a Vote
                of Securities Holders

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Attached are the registrant's unaudited financial statements for the nine month period ended March 31, 2001, with comparative figures for the nine month period ended March 31, 2000, and the Independent Accountant's Report thereon.

                             ONLINE INNOVATION, INC.
                            (A Delaware Corporation)
                          (A Development Stage Company)
                                 Balance Sheet
                                 March 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)
                  (With Comparative Figures at March 31, 2000)


                                      ASSETS               2001         2000
                                                       -----------   ----------
Current Assets
   Cash                                                $    61,003   $  195,037
   Prepaid expense                                           1,325        3,358
                                                       -----------   ----------
                                                            62,328      198,395

Deferred tax asset (Note 13b(ii) and 14(c))                 52,500       52,500
Fixed assets
   Computer equipment, at cost less accumulated
    depreciation (Note 5)                                   62,248       93,106
Computer software development (Note 6(b))
   Application development stage costs                     400,000      400,000
                                                       -----------   ----------
                                                       $   577,076   $  744,001
                                                       ===========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                    $    19,597   $   18,160
   Due to related parties (Notes 3 and 4)                   30,000         --
   Agreement payable - Stratford Internet
     Technologies (Note 6(b))                               75,000      125,000
                                                       -----------   ----------
                                                           124,597      143,160
                                                       -----------   ----------

Stockholders' Equity
   Capital Stock (Note 3)
     Authorized:
       75,000,000 common shares at $0.001 par value
         per share
     Issued and outstanding - 13,705,000 common
      shares
       (2000 - 13,255,000 common shares)                    13,705       13,255
   Paid in capital in excess of par value of stock       1,824,295    1,559,745
Deficit accumulated during development stage (note 1)   (1,385,601)    (971,647)
Cumulative translation                                          80         (512)
                                                       -----------   ----------
                                                           452,479      600,841
                                                       -----------   ----------
                                                       $   577,076   $  744,001
                                                       ===========   ==========

Approved on Behalf of the Board
     /s/ Chad D. Lee                         , Director
     ----------------------------------------

     /s/ Marlene C. Schluter                 , Director
     ----------------------------------------



           See Accompanying Notes and Independent Accountants' Report

                             ONLINE INNOVATION, INC.
                            (A Delaware Corporation)
                          (A Development Stage Company)
                          Statement of Profit and Loss
                                (In U.S. Dollars)
                                   (Unaudited)

                                                Cumulative From
                                                 Inception Date
                                                  of Aug 1, 1997           Nine Months Ended                Quarter Ended
                                                    to March 31,               March 31,                       March 31,
                                                                   -------------------------------  -------------------------------
                                                        2001            2001            2000            2001            2000
                                               ------------------  --------------   --------------  --------------   --------------
Administration Costs
   Depreciation                                $      44,890       $      24,105    $      12,762   $       8,035    $       7,946
   Compensation on stock option                      150,000                -              30,000            -              30,000
   Filing and transfer agent fees                     17,055               2,945            6,872           2,383            3,274
   Financing costs                                    22,550                -                -               -                -
   Management and consulting fees                    404,726              63,067          116,000          22,325           20,000
   Office expenses, net                              118,709              31,812           42,376          11,546           18,395
   Option payment, mineral properties                 30,000                -                -               -                -
   Professional fees                                 142,514              64,551           31,834          43,719           24,331
   Promotion, investor relations,
    and investor communications                       84,024                 985           68,819             505           43,111
   Computer technology and
    software development-preliminary
    development stage costs                          227,325                -               7,203            -                   1
   Website marketing/Banner
    advertising costs                                175,376              63,571           38,345          11,316           29,313
   Travel expenses                                    20,932               8,404            5,264            -                 950
                                               -------------       -------------    -------------   -------------    -------------
                                                  (1,438,101)           (259,440)        (359,475)        (99,829)        (177,321)
Deferred income taxes                                 52,500                -              10,500            -              10,500
                                               -------------       -------------    -------------   -------------    -------------
Net loss for the period                        $  (1,385,601)      $    (259,440)   $    (348,975)  $     (99,829)   $    (166,821)
                                               =============       =============    =============   =============    =============
Net loss per share, basic and diluted                              $       (0.03)   $       (0.03)  $       (0.01)   $       (0.01)
                                                                   =============    =============   =============    =============

             See Accompanying Notes and Independent Accountants' Report

                             ONLINE INNOVATION, INC.
                            (A Delaware Corporation)
                          (A Development Stage Company)
                              Statement of Cash Flows
                                (In U.S. Dollars)
                                   (Unaudited)

                                                Cumulative From
                                                 Inception Date
                                                  of Aug 1, 1997           Nine Months Ended                Quarter Ended
                                                    to March 31,               March 31,                       March 31,
                                                                   -------------------------------  -------------------------------
                                                        2001            2001            2000            2001            2000
                                               ------------------  --------------   --------------  --------------   --------------
Cash Provided by (Used for)
Operating Activities
   Net loss for the period                     $  (1,385,601)      $    (259,440)   $    (348,975)  $     (99,829)   $    (166,821)
   Item not requiring use of cash:
     Depreciation                                     44,890              24,105           12,762           8,035            7,946
     Compensation on stock options                      -                   -              30,000            -                -
     Cumulative translation                               80                 592              543            -                -
   Changes in non-cash working capital items
     Deferred income tax                             (52,500)               -             (10,500)           -             (10,500)
     Prepaid expense (increase)                       (1,325)                 18           (3,358)         (1,325)          (1,987)
     Accounts payable (decrease)                      19,597              (3,610)          (5,948)         (5,826)          15,660
     Agreement payable                                75,000             (25,000)         125,000            -                -
                                               -------------       -------------    -------------   -------------    -------------
                                                  (1,299,859)           (263,335)        (200,476)        (98,945)        (155,702)
                                               -------------       -------------    -------------   -------------    -------------
Investing Activities
   Computer software development
   Application development stage costs              (400,000)               -            (400,000)           -                -
   Fixed assets purchased                           (107,138)               -            (105,434)           -             (42,092)
                                               -------------       -------------    -------------   -------------    -------------
                                                    (507,138)               -            (505,434)           -             (42,092)
                                               -------------       -------------    -------------   -------------    -------------
Financing Activities
   Capital stock subscribed                        1,838,000             200,000          275,000         150,000           80,000
   Due to related parties                             30,000              30,000          (31,689)         10,000             -
                                               -------------       -------------    -------------   -------------    -------------
                                                   1,868,000             230,000          243,311         160,000           80,000
                                               -------------       -------------    -------------   -------------    -------------

(Decrease) in Cash during the period                  61,003             (33,335)        (462,599)         61,055         (117,794)

Cash, Beginning of period                               -                 94,338          657,636             (52)         312,831
                                               -------------       -------------    -------------   -------------    -------------

Cash, End of period                            $      61,003       $      61,003    $     195,037   $      61,003    $     195,037
                                               =============       =============    =============   =============    =============

            See Accompanying Notes and Independent Accountants' Report

                             ONLINE INNOVATION, INC.
                            (A Delaware Corporation)
                          (A Development Stage Company)
                     Statement of Retained Earnings (Deficit)
                                (In U.S. Dollars)
                                   (Unaudited)

                                                Cumulative From
                                                 Inception Date
                                                  of Aug 1, 1997           Nine Months Ended                Quarter Ended
                                                    to March 31,               March 31,                       March 31,
                                                                   -------------------------------  -------------------------------
                                                        2001            2001            2000            2001            2000
                                               ------------------  --------------   --------------  --------------   --------------
Balance (deficit), beginning of period         $        -          $  (1,126,161)   $    (622,672)  $  (1,285,772)   $    (804,826)

Net loss for the period                           (1,385,601)           (259,440)        (348,975)        (99,829)        (166,821)
                                               -------------       -------------    -------------   -------------    -------------

Balance (deficit), end of period               $  (1,385,601)      $  (1,385,601)   $    (971,647)  $  (1,385,601)   $    (971,647)
                                               =============       =============    =============   =============    =============

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

===================================================================================================================================
                               Number of                   Additional         Total        Retained                     Total
                                 Common        par          Paid-in          Capital       Earnings     Cumulative   Stockholders'
                                 Shares       Value         Capital           Stock        (Deficit)    Translation     Equity
                             ------------------------------------------------------------------------------------------------------
Net loss for eleven month
 period ended June 30, 1998                                                               $    (144,175)              $   (144,175)

Issued for cash, @$0.01
 October 23, 1997             1,500,000    $ 1,500        $    13,500      $    15,000                                     15,000

Issued for cash, @$0.001
 May 8, 1997                    500,000        500                                 500                                        500

Issued for assignment of
 option on mineral
 properties, @$0.0035
 September 30, 1997           8,500,000      8,500             21,500           30,000                                     30,000
                             ------------------------------------------------------------------------------------------------------
                             10,500,000     10,500             35,000           45,500         (144,175)                   (98,675)

Shares subscribed and
 fully paid and issued,
 @$0.50 April 6, 1999            85,000         85             42,415           42,500                                     42,500
                             ------------------------------------------------------------------------------------------------------

Balance, June 30, 1998       10,585,000     10,585             77,415           88,000         (144,175)                   (56,175)

Net loss for year ended
 June 30, 1999                                                                                 (478,497)                  (478,497)

Compensation on stock
 options                                                      120,000          120,000                                    120,000

Cumulative translation                                                                                    (1,055)          (1,055)

Issued for cash, @$0.50
 April 6, 1999                   20,000         20              9,980           10,000                                     10,000

Issued for cash, @$0.50
 April 6, 1999                  100,000        100             49,900           50,000                                     50,000

Issued for private business
 (note 7), @$0.50
 April 2, 1999                  400,000        400            199,600          200,000                                    200,000

Issued for cash(note 14),
 @$0.50 April 15, 1999        1,600,000      1,600            798,400          800,000                                    800,000
                             ------------------------------------------------------------------------------------------------------

Balance, June 30, 1999       12,705,000     12,705          1,255,295        1,268,000         (622,672)   (1,055)         644,273

Cumulative translation                                                                                        543              543

Shares subscribed and
 fully paid, @$0.50
 January 4, 2000                450,000        450            224,550          225,000                                    225,000

Net loss for year
 ended June 30, 2000                                                                           (503,489)                  (503,489)

Cumulative translation
 Issued for exercise of
 option @ $0.50
 March 13, 2000                 100,000        100             49,900           50,000                                     50,000

Compensation on stock
 options                                                       30,000           30,000                                     30,000

Exercise of warrants
@$0.50 May 9, 2000               50,000         50             24,950           25,000                                     25,000

Exercise of warrants
 @$0.60 June 16, 2000,
 unissued                        66,667         67             39,933           40,000                                     40,000
                             ------------------------------------------------------------------------------------------------------

Balance, June 30, 2000       13,371,667     13,372          1,624,628        1,638,000     (1,126,161)       (512)         511,327

Exercise of warrants
 @$0.60 August 17, 2000,
 unissued                        83,333         83             49,917           50,000                                     50,000

Exercise of warrants
 @$0.60 February 9, 2001,
 unissued                       250,000        250            149,750          150,000                                    150,000

Net loss for period
 ended March 31, 2001                                                                        (259,440)        592         (258,848)
                             ------------------------------------------------------------------------------------------------------

Balance, March 31, 2001      13,705,000    $13,705        $ 1,824,295      $ 1,838,000    $(1,385,601)     $   80     $    452,479
                             ======================================================================================================

       See Accompanying Notes and Independent Accountants' Report

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                (In U.S. Dollars)

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

         b) The Company is in its development stage in the internet/e-commerce industry as a website development company and was previously in the mining resource industry and has not generated any revenues from its planned operations. The deficit to March 31, 2001 has been accumulated during the development stage.

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

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                (In U.S. Dollars)

Note 2.  SIGNIFICANT ACCOUNTING POLICIES (cont'd)

         b)  Translation of Foreign Currency (cont'd)

             Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

             An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                                       March 31,
                                         ---------------------------------------
                                                2001                 2000
                                         ------------------   ------------------
             Beginning balance, June 30  $             (512)  $          (1,055)
             Changes during the period                  592                 543
                                         ------------------   ------------------
             Ending balance, December 31 $               80   $            (512)
                                         ==================   ==================

             Capital accounts are translated at their historical exchange rates when the capital stock is issued.

             The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

          c) Comparative Figures

             These financial statements also include comparative figures for the quarter ended March 31, 2000 and the nine month period ended on that date.

          d) Amortization of Computer Software
             Development - Application Development Stage Costs

             The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized. When the company is in the post-implementation / operation stage, costs will be expensed as incurred.

             Amortization of computer software costs of $400,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at March 31, 2001, and therefore no amortization of this cost has been charged to operations for the nine month period ended March 31, 2001.

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                (In U.S. Dollars)

Note 3.  CAPITAL STOCK

          a) Authorized: 75,000,000 common shares at $0.001 par value.

          b) Common shares issued and outstanding are as follows:

                                                Shares                $
                                          ------------------  ------------------
             Balance, June 30, 2000               13,305,000   $       1,598,000
             Subscribed June 16, 2000                 66,667              40,000
                                          ------------------  ------------------
                                                  13,371,667           1,638,000
             Subscribed August 17, 2000               83,333              50,000
             Subscribed February 9, 2001             250,000             150,000
                                          ------------------  ------------------
             Balance, March 31, 2001              13,705,000   $       1,838,000
                                          ==================  ==================


          c) Options for National Financial Communication Group, and Fordee Management Company. (See Note 13(b) and Note 14)

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

             The payments in (i) and (ii) above, total $15,000 per quarter, for a total of $45,000 for each of the nine month periods ended March 31, 2001 and 2000.

          b) Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at March 31, 2001:

                         Chad D. Lee               5,500,000 common shares
                         Marlene C. Schluter       2,500,000 common shares
                                                   ---------
                                                   8,000,000
                                                   =========

          c) During the quarter ended March 31, 2001 loans to the Company unpaid at March 31, 2001 are as follows:

                         Chad D. Lee               $  20,000
                         Marlene C. Schluter          10,000
                                                   ---------
                                                   $  30,000
                                                   =========

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                (In U.S. Dollars)

Note 5.  FIXED ASSETS - COMPUTER EQUIPMENT

        The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum.

        The cost and accumulated depreciation are as follows:

                                                       March 31,
                                         ---------------------------------------
                                                2001                 2000
                                         ------------------   ------------------
             Cost                        $          107,138   $         105,945
             Accumulated depreciation               (44,890)            (12,839)
                                         ------------------   ------------------
             Net balance                 $           62,248   $          93,106
                                         ==================   =================

Note 6.  COMPUTER TECHNOLOGY AND WEBSITE COSTS

         a) Acquisition From Online Innovation

            i) The Company by resolution dated April 2, 1999, acquired from
               Online Innovation, a non-reporting private Canadian unincorporated entity, 100% interest in all of its proprietary and intellectual property associated with its business plan and concepts and its world wide web site domain name:
               www.virtuallydating.com.
               -----------------------

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

            b) Agreement with Stratford Internet Technologies.

               By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies ("Stratford"), Stratford has been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for
                                                  -----------------------
               the amount of $400,000 US, which is capitalized in these financial statements, and 300,000 common shares of the Company. The payment schedule is as follows:

               i) a deposit of $275,000 US was paid upon delivery of the
                  contract, and additional payments totaling $50,000 have been paid for a total of $325,000.

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                (In U.S. Dollars)

Note 6.  COMPUTER TECHNOLOGY AND WEBSITE COSTS (cont'd)

               ii) the balance of $75,000 US represents the expenditure for completion of development of and roll out of the website which is due upon completion of development of the website and the Company raising secondary financing. The Company has received $225,000 US to December 31, 1999 on the exercise of 450,000 share purchase warrants. The obligation to pay $75,000 US to Stratford is disclosed as a current liability as at March 31, 2001, as it is expected to be paid within the next twelve months, and the cost of $400,000 is carried as a deferred development expense until the website is completed. However, on March 20, 2001, Stratford Internet Technologies notified the Company and advised that they had ceased operations. Although a trustee has been appointed to handle their affairs, Stratford is attempting to fulfill their obligations to the Company pursuant to the agreement with the Company. If Stratford is unable to complete the website's development under the existing contract, the Company will hire other consultants to continue development, and cost to complete the website should not exceed the amount of $75,000.

              iii) the issuance of 300,000 common shares, restricted under Rule
                   144, which will bear a one year trading restriction upon contract delivery. The obligation to issue these shares has not been recorded in these financial statements but is disclosed as a contingent liability in Note 15, below.

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

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                (In U.S. Dollars)


Note 8.  COMPENSATION/STOCK OPTION/DEFERRED COMPENSATION ARRANGEMENT

         a) At the Annual General Meeting of the Company, the 2000 Incentive Stock Plan was approved that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company.

         b) No liability for potential pension costs has been recorded at March 31, 2001.

Note 9.  NET LOSS PER SHARE

         Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Note 10. INCOME TAXES

         The Company has losses carried forward to future years of $1,386,926. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 11. FINANCIAL INSTRUMENTS

         The Company's financial instruments at March 31, 2001 consist of cash accounts payable and agreement payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 12. PRIVATE PLACEMENT

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

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                (In U.S. Dollars)

Note 13. CONSULTING AGREEMENTS

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

            (ii)The compensation of $30,000 is expensed in these financial statements. The options are nonforfeitable.

                  Option price of 50,000 shares at $2.00 per share $ 100,000 Market price at date of issuance of option -
                    50,000 shares at $2.60                               130,000
                                                                      ----------
                  Compensation added to paid-in capital               $   30,000
                                                                      ==========
                  Deferred income tax - 35% of $30,000                $   10,500
                                                                      ==========

Note 14. FORDEE MANAGEMENT COMPANY

         a) As at February 2, 1999 the Company granted to Fordee Management Company with stock options to purchase 400,000 common share of the Company at a price of $0.20 per share with the expiry date of October 3, 2002. These options are outstanding as at December 31, 2000.

         b) Fordee Management Company is an unrelated third party

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                (In U.S. Dollars)

Note 14. FORDEE MANAGEMENT COMPANY (cont'd)

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
                                                                    ============

Note 15. CONTINGENT LIABILITIES

         a) Liability to issue common shares

            By agreement dated July 30, 1999 as outlined in Note 6(b), above, the Company engaged Stratford Internet Technologies to design and maintain an e-commerce website for the Company. An additional obligation of the Company, in this agreement, is the obligation to issue 300,000 common shares upon completion of the website. As the website had not been completed by March 31, 2001, these shares are not recorded as at that date and no paid up cost or value related thereto has been recorded in these financial statements.

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

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                (In U.S. Dollars)

Note 15. CONTINGENT LIABILITIES (cont'd)

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

Note 16. SUBSEQUENT EVENTS - Dismissal of Lawsuit Against Directors, Officers, and Third Parties

            On October 4, 2000, Mr. Darin Wong and 535424 B.C. Ltd. (a private company owned by Mr. Wong) (collectively, the "Plaintiffs") filed a statement of Claim in the British Columbia Supreme Court, claiming damages against Mr. Chad Lee, Director, President and CEO of Online Innovation, Inc. (the Company), Ms. Marlene C. Schluter, Director, Secretary and Treasurer of the Company, Ms. Sharmen Vigouret and Mr. Stanley Ross (collectively, the "Defendants"). 535424 B.C. Ltd. was formerly retained by the Company to provide consulting services.
            The Plaintiffs sued the Defendants for breach of contract, repudiation, breach of trust and/or conversion of shares. The Plaintiffs did not name the Company as a Defendant in the action and no claims have been made against the Company for breach of any consulting agreement.

            On October 23, 2000, the Defendants filed a Statement of Defence in the British Columbia Supreme Court, denying all allegations made by the Plaintiffs in their Statement of Claim.

            On May 11, 2001, the Plaintiffs filed in the British Columbia Supreme Court, a Consent Dismissal Order. The Court Order states that the Plaintiffs action be dismissed without costs to either party. The Court Order further states that the dismissal of the Plaintiffs claim is of the same force and effect as a judgment of the Supreme Court rendered after a hearing on the merits.

            The Plaintiffs did not receive any payment or any other benefit from the Defendants. Mutual Releases were executed by all parties.

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001
                                (In U.S. Dollars)

NOTE 17. SUBSEQUENT EVENTS - Proposed Equity Funding

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

            When terms of the funding agreement have been finalized, the Company will file the appropriate documentation with the SEC.

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

The Company is also focusing on marketing activities. Membership drives and other marketing activities are the primary components of the Company's activities. It is anticipated that marketing expenses will be the Company's most significant expenses in the upcoming 12 months.

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

Marketing Strategies

Management believes that marketing will be the key to the Company's success in the short term and in the long term. As a result, management intends to focus much of its energies in the upcoming 12 months on marketing activities. The Company intends to advertise online, through print media and possibly, depending on the resources available, through television, radio and billboards. The goal is to capture, at a minimum, 50,000 subscribing members in each of the three years following the launch of the website, which occurred in July 2000, for a total of 150,000 members within three years of launch. As of May 10, 2001, the Company had 31,154 members. The target market for the Company's service is single adults, aged 18-49, with basic computer skills and access to the internet. The Company intends to focus on the North American market in the short term and consider other markets at a later date.

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

Print Media, T.V., Radio and Billboards

While management is of the view that online advertising is the most cost-effective marketing tool, it also believes that other, more traditional methods of marketing will be effective and must be developed to the fullest extent possible. Management envisions placing advertisements in the personals sections of major newspapers and in high circulation magazines with general readership to brand the VirtuallyDating name and to expose the Company to a wider audience. Determination as to whether these types of advertisements will be placed will depend on funds available in the upcoming 12 months. In addition, advertisements on television, radio and on billboards will be considered and utilized if the Company has the capital available to purchase advertising space/time from these sources.

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until June 30, 2001. Management will be seeking to arrange additional financing for the Company in the upcoming months through private placements, public offerings and/or bank financing. Any additional funds raised will likely be utilized for marketing, website development and maintenance and for general and administrative expenses. The quantity of funds to be raised and the terms of any equity financing to be undertaken will be negotiated by the Company's management as opportunities to raise funds arise. However, management cannot provide any assurances that additional financing will be available, or if available, will be on terms acceptable to the Company. Furthermore, funds raised through private placements or public offerings could be dilutive to existing shareholders. If adequate working capital is not available, the

Company may be required to curtail its operations. Moreover any statement regarding the Company's ability to fund its operations from expected cash flows is speculative in nature and inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.

The Company will be required to incur an additional $75,000 in expenditures to complete the development and roll out of its website. This represents the balance of the fees which the Company is required to pay the website development consultants in connection with the development of the Company's website. The balance is payable upon completion of development of the website and, if necessary, upon completion of appropriate financing by the Company.

On March 20, 2001, the website development consultants notified the Company and advised that they had ceased operations. Although a trustee has been appointed to handle their affairs, the website development consultants are trying to fulfill their obligations to the Company pursuant to their agreement with the Company, and complete the development of the website. If the website development consultants cannot finish the website's development, the Company will hire other consultants to complete its development.

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

On October 4, 2000, Mr. Darin Wong and 535424 B.C. Ltd. (a private company owned by Mr. Wong) (collectively, the "Plaintiffs") filed a Statement of Claim in the British Columbia Supreme Court, claiming damages against Mr. Chad Lee, Director, President and CEO of the Company, Ms. Marlene C. Schluter, Director, Secretary and Treasurer of the Company, Ms. Sharmen Vigouret and Mr. Stanley Ross (collectively, the "Defendants"). 535424 B.C. Ltd was formerly retained by the Company to provide consulting services to the Company. The Plaintiffs sued the Defendants for breach of contract, repudiation, breach of trust and/or conversion of shares. The Plaintiffs did not name the Company as a Defendant in the action and no claims have been made against the Company for breach of consulting agreements.

On October 23, 2000, the Defendants filed a Statement of Defence in the British Columbia Supreme Court, denying all allegations made by the Plaintiffs in their Statement of Claim.

On May 11, 2001, the Plaintiffs filed a Consent Dismissal Order in the British Columbia Supreme Court. The Order states that the Plaintiffs' action is dismissed without costs to either party. The Order further states that the dismissal of the Plaintiffs' claim is of the same force and effect as a judgment of the Supremes Court rendered after a hearing on the merits. The Plaintiffs did not receive any payment or any other benefit from the Defendants. The parties also executed mutual releases.

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

On February 23, 2001, a total of 400,000 shares were issued by the Company pursuant to the exercise of share purchase warrants issued in conjunction with the unit offering. As of April 15, 2001, there were 600,000 share purchase warrants which expired, unexercised.

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

Item 5 - Other Information

There is no other information reportable pursuant to this section.

Item 6 - Exhibits and Reports on Form 8-K

(a)     Exhibits

        15    Letter on Unaudited Financial Information

(b) No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 14, 2001                                  ONLINE INNOVATION, INC.
       ------------------------
                                                     (Registrant)


                                                     By:     /s/ Chad D. Lee
                                                        ------------------------
                                                        Chad D. Lee, President

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
Vancouver, BC  V7Y 1C6                                      Fax:   (604)662-8809
--------------------------------------------------------------------------------



                         INDEPENDENT ACCOUNTANTS' REPORT



To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of March 31, 2001 and March 31, 2000, and the Statements of Profit and loss, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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



                                                            /s/ Moen and Company


                                                           Chartered Accountants

Vancouver, British Columbia, Canada
May 11, 2001