Form 10KSB
period 2001-06-30
ONLINE INNOVATION INC
filed 2001-09-28
CIK 1104734

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                     For the fiscal year ended June 30, 2001

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

    _______________________________________________________________________
  Former name, former address, and former fiscal year, if changed since last report

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of June 30, 2001, the registrant did not report any revenues.

As of September 20, 2001, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,846,600 based on the closing trade reported on the NASD Over the Counter Bulletin Board. Shares of common stock by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 20, 2001 the registrant's outstanding common stock consisted of 14,595,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):  YES [ ]  NO [X]

                            ONLINE INNOVATION, INC.

                                   FORM 10KSB
                               TABLE OF CONTENTS

Part   Item(s)                                                          Page No.
----   -------                                                          --------

I       1   Description of Business
        2   Description of Property
        3   Legal Proceedings
        4   Submission of Matters to a Vote of Security Holders
II      5   Market for Common Equity and Related Stockholder Matters
        6   Plan of Operation
        7   Financial Statements
        8   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure
III     9   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act
       10   Executive Compensation
       11   Security Ownership of Certain Beneficial Owners
            and Management
       12   Certain Relationships and Related Transactions
       13   Exhibits and Reports on Form 8-K

            Signatures
            Exhibits

                                      PART I

ITEM 1:   DESCRIPTION OF BUSINESS

Business Development

     Online Innovation, Inc. (the "Company") is a web asset development company. The Company has created a website that is designed to facilitate social interaction between single adults, with an emphasis on entertainment and matchmaking. The Company's website enables site visitors to interact socially in a variety of contexts. The Company's flagship website located on the worldwide web at www.VirtuallyDating.com, provides real time communication, entertainment and matchmaking between single adults. The target market for VirtuallyDating is single North American men and women over the age of 18 that have exhausted the traditional ways of meeting new people.

     During the period covered by this report, the Company focused primarily on completing the development of its website and securing equity financing to fund the Company's ongoing operations. The Company launched partial services of its website in July, 2000. Although the website is operational in terms of member services, the e-commerce infrastructure and other key functional components of the website are not yet launched. Consequently, the Company is not charging the membership fee described in the section headed Principal Products and Services. The Company is currently offering free memberships and will begin charging membership fees once the e-commerce infrastructure and key value added components of the website have been launched. As of September 17, 2001, the website had 35,137 registered members. The Company intends to generate revenue through the sale of memberships, banner advertising and merchandise.

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

Business of the Company

Principal Products and Services

     The Company's principal product/service is a website on the worldwide web (www.VirtuallyDating.com) which internet users can utilize to engage in various forms of social interaction with other users. The focus is on entertainment and matchmaking for single adults. The website is multi-faceted and allows users to interact socially in a number of different forums, described in greater detail below. The main webpage, located at www.VirtuallyDating.com, provides links to the other pages that comprise the site. These pages contain the various interactive/entertainment functions and services offered by the Company. In order to utilize the website, internet users are required to become members. The Company intends to charge a membership fee, but at present, the Company is offering free memberships. Once an individual becomes a member, he or she can utilize the various webpages created by the Company to interact with other members. Applying web-based technology to create virtual communities, VirtuallyDating.com combines traditional on-line matchmaking features with interactive entertainment concepts to emulate real world experiences and social environments.

     The website offers several ways for members to meet, interact, and have fun through its many features, while always maintaining privacy and discretion. While the intention may be for members to find a love connection or friendship, the site's primary focus is entertainment. The interactive entertainment features of the site may also lead to or enhance a friendship or romantic liaison.

     Member Profiles
     ---------------

     Members of the site complete a survey in which they compile information such as gender, height, geographic location, lifestyle choices, interests, hopes, dreams and desires. This information provides a personal profile for each member. Once the member completes the survey, the information is incorporated into a personal profile and is entered into a database with other users. Members will also have the option of personalizing their profile further by including their photograph. The personal profile is then posted in a member profile viewing gallery. All information from the member profiles is placed in a searchable database that other members can utilize to find suitable companions.

     AutoMatch Function
     ------------------

     The AutoMatch option allows members to match automatically with other members who have similar interests. This option allows members to create a personal "short list" of member profiles to view and serves as an alternative to completing a more time-consuming survey of each member in the viewing gallery.

     Searching Member Profiles
     -------------------------

     In addition to the AutoMatch function, a search engine enables members to search the database for a suitable companion. Members engaging in such a search are required to identify the key qualities they are seeking in a companion. Utilizing the criteria set out by the member, the search engine searches the database and the member is provided with other member profiles that meet his/her criteria.

     Internal Messaging Service
     --------------------------

     Each member is provided with an internal messaging service that operates throughout the website. Privacy is maintained because home and office e-mail addresses are not utilized. Once a member selects the profile of a person whom he or she wishes to contact, the member can send a personal electronic message to that member as a first means of direct communication. The recipient can retrieve the message and respond at his or her own discretion.

     Chat Rooms
     ----------

     Chat rooms are sites where large numbers of members interact through real time messaging. All members participating in a chat room discussion can read messages that are sent to other participants in the room. Chat rooms provide "chatters" with the opportunity to discuss common interests and themes. Chat rooms also provide an alternative to the static member profile gallery as a means of meeting other members. For those members who are shy, and for whom connecting for the first time through internal messaging is too direct, the chat rooms provide the opportunity to get to know members first, before escalating the communication to a one-on-one basis.

     The Company provides three different sets of chat rooms organized around three different themes. The chat rooms emulate a natural setting in which people tend to meet, and are graphically enhanced to look and feel like an actual themed environment.

     Friendship/Companionship Chat Rooms
     -----------------------------------

     The Friendship/Companionship set of chat rooms are designed to attract members who are looking to meet others who have the same interests and are not looking for romantic involvement. There are four themed chat rooms available to these types of members.

     Romance & Love Chat Rooms
     -------------------------

     The Romance & Love set of chat rooms are designed to attract members who are serious about finding a love match and embarking on an experience of romance. Four themed chat rooms emulate the environments where singles most often look for love.


     The Red Light District
     ----------------------

     In these chat rooms members can discuss more personal issues that are sexual in nature. The Company hopes that by providing a separate set of chat rooms for sexual discussions, it will help prevent this type of interaction from occurring in the Friendship/Companionship and Romance & Love chat rooms.

     Private Rooms
     -------------

     If a member connects with someone special in a chat room, he or she has the option of forming a private discussion where the two can send real time messages and interact one-on-one. The room is completely private. Only the two members involved are able to read the other's messages and participate in the conversation.

     The Dressing Room
     -----------------

     The Dressing Room allows members to design their own "avatar", a personalized caricature which represents the member throughout the site. Members enter the Dressing Room and have a selection of graphic representations of body parts and other accessories with which to create their own caricature. By utilizing simple navigation methods, members are easily guided through the creation of their avatar, choosing from a library of components (eyes, hair, body type, accessories, etc.). The avatar represents the member in all interactive sections of the Virtually Dating site. In chat rooms, multi-player games, or on the member's personal profile, the avatar serves to introduce members to other members and provide another way in which members can express themselves.

     Multi Player Avatar Based Games
     -------------------------------

     The website contains an interactive Games Lounge in which members can congregate to play games with one another. Current games include a multi player card game and one on one backgammon board game. Each player/member participating in these games are represented by their avatar. Members utilizing this area of the site also have the ability to chat real time with one another.

     Send a Gift
     -----------

     The company intends to combine online dating with online shopping. Once a member has found that special someone, he or she will be able to send a gift to that person. Gifts will range from greeting cards or "virtual" bouquets of flowers that are sent electronically, to merchandise which is mailed to the recipient. Currently, animated greeting cards and virtual gifts are available to be sent within the website. Members are able to customize a message and then send it along with a virtual card or a virtual gift from their VirtuallyDating mailbox (10 animated cards to start with, future plans to increase the Gallery's inventory). Within the first year of launch of the e-commerce component of the site, the Company hopes to develop the site to permit the purchase and delivery of merchandise.

     When merchandise becomes available, members will be able to view a select inventory of Private Collection gifts with the click of a mouse and purchase the gift directly, without having to leave the site. The Company's initial plan is to keep the recipient mailing information so that privacy of the member's location will be maintained. The sender will never know the address of the recipient, and vice versa. All gifts in the Private Collection will be tasteful and in the spirit of romance so that intended recipients need not fear receiving something offensive in the mail.

     Dear Bridgette
     --------------

     The website will offer members third party love advice, relationship advice or dating advice through the use of a "Dear Abby" persona known as Bridgette. Bridgette's one on one advice will only be available to paying members. Dear Bridgette is currently not available, but the Company is presently developing this section of the site.

     Horoscopes
     ----------

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

     Dating Safety Tips
     ------------------

     Dating safety tips and advice for using the VirtuallyDating site are available to all members. This advice includes online dating and off-line dating safety tips for members.

     Banner Advertising
     ------------------

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

Distribution Method

     The Company's primary means of distribution for its products and services is the internet. The Company's primary product is the information and interactive functions which are contained on the website. The information is accessible to internet users who are members. Merchandise that may eventually be available through the "Send a Gift" service, once that service is functioning, will be distributed through the mail or courier services.

Competition

     The Company competes with numerous entities that provide matchmaking/dating services to the public in a variety of manners. The Company has identified four sources of competition: traditional "offline" dating agencies, personal advertisements, telepersonals and other online dating services.

Traditional Dating Agencies

     The Company competes with traditional "offline" dating agencies that provide matchmaking services to single adults. These are typically local services which serve defined and limited geographic areas. These services typically charge clients a fee for their service and do not facilitate interaction beyond introducing their clients to one another. By virtue of delivering its services via the internet, the Company can reach a market which is international in scope. Marketing efforts focus primarily on Canada and the U.S., but the Company is in a position to deliver its services anywhere in the world. This represents a significant advantage for the Company relative to traditional local dating agencies. In addition, the Company offers a range of services and forums which facilitate interaction between single people prior to their actually meeting in person. This type of service has traditionally not been provided by traditional dating agencies. Finally, the Company's internet based service allows delivery of the service directly to an individual's home. This allows members to interact socially from the comfort of their own home, until such time as they wish to interact with other members in a more direct fashion. The primary competitive disadvantage for the Company relative to "offline" dating services, is the Company's reliance on the internet to deliver its services, which limits the Company's market to personal computer users with internet access. Traditional dating services have no such market restriction. Nonetheless, for the reasons discussed above, the Company believes that its use of the internet as a means of service/product delivery is also the Company's primary competitive advantage over traditional dating services. In addition, the Company expects the use of the internet to increase dramatically in the coming years, significantly offsetting any advantage "offline" dating agencies may have in this regard.

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

Telepersonals

     Telepersonal services enable users to record personal advertisements that can then be accessed by other individuals over the telephone. Fees are often based on time spent using the service. Telepersonal advertisements have some of the same drawbacks relative to the Company's internet based service that the other services described above have. They do not facilitate any social interaction prior to a person to person or telephone meeting with a prospective companion. Telephone use is, however, much more widespread than internet use. This provides telepersonal matchmaking service providers with a significant competitive advantage over the Company. This competitive advantage will only be overcome if internet use becomes as widespread as telephone use, making the Company's products and services as accessible as those of telepersonal matchmaking services.

Online Dating Services

     There are many other websites that provide services similar to those that are provided by the Company. The information below provides a summary of what the Company believes to be the most successful direct competition:

     Match.com
     ---------

     Match.com was purchased in 1999 by Ticket Master for a reported $50 million. Match.com is considered a leading online matchmaking and dating service that targets single adults and provides them with a convenient and private environment for meeting other singles. Match.com reports that it has more than 9 million user registrations with an estimated 1.5 million active users generating more than 100 million monthly page views. Match.com derives the majority of its revenue from subscription fees and advertising sales.

     MatchMaker.com
     --------------

     MatchMaker.com was purchased in August 2000 by Lycos for a reported $45 million (Lycos was subsequently purchased by Terra Networks SA and is now Terra

Lycos). Matchmaker.com can be considered a leading online matchmaking and dating service that offers single adults a convenient and private environment for meeting other singles. At the time of purchase, MatchMaker.com reported having over 4.5 million user registrations. MatchMaker.com derives the majority of its revenue from subscription fees and advertising sales.

     MatchNet, PLC
     --------------

     MatchNet, PLC considers itself to be 1 of the 3 top online dating and romance companies worldwide. They report more than 3.6 million registered users throughout their network of online dating and romance websites. MatchNet,PLC's network consists of a number of sites worldwide: AmericanSingles.com and SocialNet.com catering to the United States; MatchNet.de catering to Germany; MatchNet.co.uk catering to the United Kingdom; MatchNet.com.au catering to Australia; and, MatchNetFrance.com catering to France. MatchNet,PLC also owns and operates Jdate.com targeting the Jewish online dating population. MatchNet, PLC derives the majority of its revenue from subscription fees and advertising sales generated across its network of sites.

     Web Portals
     ------------

     Web portals such as Yahoo, AOL and MSN have developed an online dating presence by hosting personal ads in specific sections of their portals. These personal ads offer far fewer features and functionality than those offered by Match.com, Matchmaker.com, MatchNet, PLC's network, and VirtuallyDating.com.

     General
     -------

     While the Company provides certain products and services that management believes are not currently being provided by the Company's online competitors, the Company is still at a competitive disadvantage relative to the online competitors listed above because of their established market presence. The Company will have to capture a market share before it can effectively compete with established online competitors. Established competitors have revenues to further develop and enhance their products and services, while the Company is dependent on additional financing to do so. Refer to "Assessment of Competition" below for a discussion of the relative competitive advantages of established online matchmaking service providers.

Assessment of Competition

     The Company's primary competition comes from other online dating services. The Company's management is of the view that online matchmaking/dating services are superior to services provided by offline competitors and that the major barrier to their success relative to offline competitors is current lack of access to the internet by a large segment of the population. Management is of the view that once internet access becomes more widespread, online matchmaking services should displace offline competition. The interactive component of the online service, particularly the potential to foster extensive interaction prior to person to person meetings, should make use of online services more appealing than offline services to single adults seeking companionship. There is no guarantee, however, that access to and use of the internet will increase. Even if access to and use of the internet do increase, there is no guarantee that online services will displace offline competitors or that the Company will capture a substantial portion of the online market.

     The Company's primary website and related webpages are currently functional. However, established competitors have an advantage over the Company in that they have already captured a share of the market and thus have an established market presence. Achieving critical mass with respect to market share is critical for a business of the nature of the Company's. The Company's service will only be useful to consumers once a certain level of membership is attained. Competitors who already have an established market share are, therefore, in a better competitive position than the Company. The Company hopes to offset any such competitive advantages by offering products and services that are superior in quality and more appealing than those of their competitors and by launching an effective marketing campaign.

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

Intellectual Property Rights

     The Company relies on copyrights, trademarks, trade secret laws and contractual restrictions to establish and protect its proprietary rights in its services and products. The Company does not at this time have any patented technology that would prevent competitors from entering into its market. In addition, the Company has not registered any of its copyrighted software or trademarks. There can, therefore, be no assurance that the Company will be able to protect its proprietary rights from use by its competitors. The Company's management believes, however, that the steps taken by the Company to protect its intellectual property are consistent with industry standards for online businesses. The Company protects proprietary software primarily by maintaining secrecy with respect to source codes and other information pertaining to the Company's software. Consultants conducting development work on the Company's technology are bound by confidentiality clauses that restrict dissemination of proprietary technical information related to the Company's products. The
Company also relies on third party software licenses in the conduct of its business.

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

     Until May 2001, services related to the design and development of the Company's website were provided by Stratford Internet Technologies Inc. ("Stratford"). Stratford was retained by the Company pursuant to the terms of a consulting agreement between Stratford and the Company dated July 30, 1999. Pursuant to the terms of this agreement, Stratford was to provide services related to the development, design and maintenance of the Company's internet based products and services. Stratford was to design, develop and maintain the following items:

   * Database Architecture - (software comprising the member registration/ tracking database system)
   * Credit card transaction/authorization system for processing memberships and maintaining accounts
   *  Interactive "build your own website/profile/avatar" system
   *  Interactive chat rooms
   *  Interactive multi-player games
   *  Audio-technology to provide background music for the website
   * Direct live video chat connection for members with web camera technology on their personal computers
   *  Animated greeting cards and virtual gifts
   *  Personal messaging system
   *  Dear Bridgette Advice system
   *  Daily horoscope service through links with third party service provider
   *  Dating safety tips webpage
   *  Survey systems for surveying members on a variety of issues

     Under the terms of the consulting agreement with Stratford, the Company was to pay Stratford $400,000 and issue Stratford 300,000 shares of its common stock in exchange for the services to be provided by Stratford. The Company paid Stratford a deposit of $275,000 upon execution of the agreement. The balance was to be paid upon completion of a financing by the Company. The shares were to be issued after Stratford performed all of its obligations under the agreement. Under the agreement, Stratford was obligated to complete the design and development of the Company's website by November 1999. As indicated previously, however, the partial launch of the member services portion of the website was not completed until July of 2000. The e-commerce component and other contracted deliverables of the Company's website were never completed by Stratford.

     Despite the fact that services were not performed within the time frame set forth in the consulting agreement, the Company attempted to provide Stratford with additional time to enable it to complete the development and design work that the Company had retained Stratford to perform. Stratford failed to complete the project by a self imposed deadline of December 31, 2001. Between July, 2000 and May, 2001, Stratford was experiencing what the Company believed to be serious financial difficulties. In March, 2001, Stratford advised the Company that it was ceasing its operations. A trustee in bankruptcy was eventually appointed to manage Stratford's affairs. In spite of these difficulties and in spite of the fact that Stratford was over 1 year late with respect to the deadline for completion in the development of the Company's website, Stratford still indicated that it wished to complete its obligations under the consulting agreement. In May of 2001 the Company asked Stratford to provide it with a concrete proposal for completion of the project with specific timelines for performance of the tasks to be completed. The Company advised Stratford that if it did not receive such a proposal by May 14, 2001, the Company would retain other consultants to complete development work on its website.

     No such proposal was ever delivered to the Company by Stratford. The Company has, therefore, hired 2 independent consultants to complete the remaining development work on the Company's website. These consultants are currently operating under the direct supervision of the Company. They are paid on a monthly basis and payment is tied to and based on the completion of specific tasks or portions of the development work. No written agreements have been entered into between the Company and the consultants. The Company has no obligations to the consultants, and the consultants have no obligations to the Company, beyond the completion of each specified task or segment of development work. The shares which were to be issued to Stratford upon completion of the website were not issued. The Company paid Stratford an additional $50,000 out of the $125,000 which was to be paid upon completion of the website.

Risk Factors

     Prospective investors should consider carefully the following risk factors, in addition to the other information contained in this Report concerning the Registrant and its business, before making any investment in the Registrant's securities.

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

Competition in the Online and Offline Matchmaking Service Market

     The Company intends to enter into the internet/e-commerce market, which is relatively new and is, therefore, difficult to predict in terms of the level of demand for the Company's products and services. In addition, this market is or likely will be, subject to intense competition from both private and public businesses nationally and/or around the world, many of whom have greater financial and technical resources than the Company. The Company competes with more established competitors in the internet matchmaking and e-commerce businesses and may have difficulty establishing a significant market presence. In addition, the Company competes with the more established offline matchmaking/dating services industry. Competition from these sources as well as any other future competition may be insurmountable for the Company. If the Company is unable to compete in this marketplace, its business may fail. Refer to the section entitled "Competition" herein.

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

Absence of Operating History

     The Company was incorporated on May 7, 1997. As discussed above, however, the Company was previously a mineral exploration company and it has not had an extensive operating history in the internet/e-commerce business. The Company has no revenues from operations, has yet to produce a profit and has no significant assets. Failure to achieve projected rates of market penetration could significantly affect the Company's pattern of revenues and expense, and accordingly future cash flow. Therefore, the Company's stockholders should be prepared to bear the economic risk of losing their entire investment.

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

Ability To Raise Additional Capital

     The Company may not be able to raise additional funds for expansion and/or growth. If such funds are not available the Company's business may fail and investors may lose their entire investment. Additional financing may come in the form of securities offerings or from bank financing. If additional shares are issued to raise capital, existing shareholders will suffer a dilution of their stock ownership in the Company. In the event the Company has not achieved certain milestones, or consummated further financings, the Company will have severe cash flow and liquidity problems and may cease at that point to be a viable commercial entity. Refer to the section entitled "Plan of Operation - Cash Requirements" for a discussion of the Company's finances.

Potential Conflicts Of Interest

     There are various interrelationships between the officers and directors of the Company that may create conflicts of interest that may be detrimental to the Company. The Company's directors and officers will deal with any such conflicts of interest, should they arise, in accordance with applicable corporate law principles.

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

Lack of Market Acceptance of the Internet as a Means of Conducting Commercial Transactions

     Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium is subject to a high level of uncertainty. The Company expects to experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to:

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

Dependence on Telecommunication Infrastructure

      The Company's services are dependent on the use of the Internet and telephone connections. Any interruptions, delays or capacity problems experienced on the Internet or with the telephone connection could adversely affect the ability of the Company to provide its services. The telecommunications industry is subject to regulatory control. Amendments to current regulations could disrupt or adversely affect the profitability of the Company's business. The Company's business is highly dependent on its computer and telecommunications systems for the operation and quality of its services. The temporary or permanent loss of all or a portion of either system, or significant replacement delays, for whatever reason, could cause disruption of the Company's business activities and result in loss of revenues.


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

Computer Equipment

     The Company currently leases the following computer equipment at a cost of $133.67 (Canadian) per month (including applicable taxes):

 * Campus Pentium Celeron 366MMX Processors (2)
 * 17" Flat Screen SVGA Color Monitors (2)
 * Hewlett Packard Scanjet 4200C Printer (1)
 * 60 Watt Power Amplified Speakers (2)
   The Company owns the following computer equipment:
 * Compaq Proliant 1600R Pentium 3 - 500 Megahertz Servers (3)
 * Sun Microsystems E450 Server (1)
 * Sun Microsystems Netra T-1 Server (3)
 * Campus Pentium Celeron 366MMX Processor (1)
 * Campus Pentium 3- 500 Megahertz Processor (1)
 * HP 8200CD Writer (1)
 * 17" Hansol Flat Screen SVGA Color Monitors(1)
 * 17" Samsung Flat Screen SVGA Color Monitor(2)
 * Sun Microsystems Ultra 5 Server (1)
 * APC AP9004 Back Up Power Supply (1)
 * Seagate 8Gb Travan Tape Back Up (1)
 * Xerox DocuPrint Color Printer
 * Cannon B640 Fax Machine

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

On May 11, 2001, the Plaintiffs filed a Consent Dismissal Order in the British Columbia Supreme Court. The Order states that the Plaintiffs' action is dismissed without costs to either party. The Order further states that the dismissal of the Plaintiffs' claim is of the same force and effect as a judgment of the Supreme Court rendered after a hearing on the merits. The Plaintiffs did not receive any payment or any other benefit whatsoever from the Defendants.
The parties also executed mutual releases.

ITEM 4:   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Principal Markets

The Company's common shares are traded on the over the counter market, with quotations posted on the NASD Over-the-Counter Bulletin Board under the ticker symbol ONIN. Prior to May 5, 1999, the common shares of the Company traded under the ticker symbol SLOG, reflecting the previous name of the Company, Sinaloa Gold Corp. On May 5, 1999, the Company began trading under the ticker symbol ONIN.

The Company's shares are also traded on the Third Market Segment (the Regulated Unofficial Market) of the Frankfurt Stock Exchange under the symbol ONN.

High and Low Bid Information

     The common shares of the Company began trading on February 24, 1998 under the ticker symbol SLOG on the OTCBB. Between April 6, 2000 and October 23,
2000, the Company's shares were not eligible for quotation on the OTCBB and were quoted only on the NQSB Pink Sheet Quotation System. Since October 23, 2000, the Company's shares have been quoted on the OTCBB. The Company's shares are also traded on the Third Market Segment (the Regulated Unofficial Market) of the Frankfurt Stock Exchange under the symbol ONN. The following table sets out high and low sale prices for the Company's common shares for each quarter within the last two fiscal years.

--------------------------------------------------------------------------------
Quarter Ended                       High                    Low
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
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Quarter Ended                       High                    Low
--------------------------------------------------------------------------------
March 31, 2000                      6.25                    1.25
--------------------------------------------------------------------------------
June 30, 2000                       4.25                    2.50
--------------------------------------------------------------------------------
September 30, 2000                  4.06                    2.25
--------------------------------------------------------------------------------
December 31, 2000                   3.80                    0.63
--------------------------------------------------------------------------------
March 31, 2001                      0.85                    0.45
--------------------------------------------------------------------------------
June 30, 2001                       0.60                    0.30
--------------------------------------------------------------------------------

     Quote data is obtained from Canada Stockwatch. Quotations posted on the OTCBB and the NQSB Pink Sheet quotation system reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

     As at September 20, 2001, there were approximately 52 stockholders of record holding 14,595,000 common shares of the Company.

Dividends

     The Company has not declared any cash dividends on its common shares for the last 2 fiscal years or any subsequent interim period. The Company does not intend to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     On June 11, 2001 the Company issued 25,000 shares of its common stock to Action Stocks, Inc. at a deemed price of $0.47 per share (aggregate value $11,750). The shares were issued to Action Stocks, Inc. as consideration for services to be provided by Action Stocks, Inc. pursuant to a Consulting Agreement between the Company and Action Stocks, Inc. A total of 200,000 shares were to be issued to Action Stocks, Inc. pursuant to the agreement. The Company terminated the agreement on July 9, 2001, however, and no further shares of the Company's common stock were delivered to Action Stocks, Inc. The shares were issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance on the exemption from registration contained in sections 4(2) and 3(b) of the Securities Act and on Regulation D promulgated thereunder.

     On June 19, 2001 the Company completed a sale of issued 50,000 units at a price of $0.75 per unit for aggregate cash proceeds of $37,500. The units were issued to Mr. Noble Larsen. Each unit consisted of one share of the Company's common stock and one share purchase warrant. Each warrant entitles the purchaser to purchase one additional share of the Company's common stock at a price of $0.75 at any time during the first year after the purchase of the units or at a price of $1.00 at any time during the second year after the purchase of the units. The warrants are exercisable for a period of two years after the purchase of the units. The units were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. The purchaser of the securities was not a "U.S. person" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

     On June 25, 2001, the Company issued 640,000 shares of its common stock to Fusion Capital Fund II, LLC ("Fusion") at a deemed price of $0.54 per share. On the same date, the Company also issued 320,000 share purchase warrants to Fusion. The shares and warrants were issued as consideration for Fusion's agreement to enter into a Stock Purchase Agreement with the Company, the terms of which are described in more detail below under the heading "Plan of Operation
- Cash Requirements". Each share purchase warrant issued to Fusion entitles it to purchase one additional share of the Company's common stock at a price of $0.75. The warrants are exercisable for a period of five years from the date of issue. The shares and warrants issued to Fusion were issued without registration under the Securities Act in reliance on the exemption from registration contained in sections 4(2) and 3(b) of the Securities Act and on Regulation D promulgated thereunder.

     All of the shares issued during the most recent quarter by the Company and described above are restricted securities and may not be transferred for at least an initial period of one year from the date of purchase thereof.
Following this one-year period, shares owned by affiliates may be sold in brokerage transactions, subject to certain requirements of Rule 144, including the volume limitation requirements, which provide that such persons would be entitled to sell, within any three-month period, a number of shares that does not exceed the greater of (i) 1% of the then outstanding shares of common stock, or (ii) the average weekly reported trading volume on all national securities exchanges, the NASDAQ National Market, and the OTC Bulletin Board during the four calendar weeks preceding such sale. Any "free trading" and unrestricted shares which may be owned by affiliates of the issuer are likewise subject to the foregoing limitation on resale without regard to when they were acquired or how long they have been held. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

ITEM 6:   PLAN OF OPERATION

General

The Company's business is conducted through its website, www.VirtuallyDating.com. The website was operational for beta testing in February, 2000 and became operational in July, 2000. The website is only operational in terms of limited member services, however. The e-commerce portion of the website and key value added components are not yet operational. Since the e-commerce portion of the website will include the payment infrastructure for merchandise and membership fees, the Company is not currently charging membership fees. The Company is currently working with a group of web development consultants to complete the development and deployment of the e-commerce component of the website. The Company currently anticipates that the e-commerce functions will be operational by October 31, 2001. In addition, the Company will be developing other features and functions for the website (see

"additional website development" below). In addition to website development, over the next 12 months the Company will also be focusing on marketing and financing.

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

Marketing Strategies

     General
     -------

Management believes that marketing will be the key to the Company's success in the short term and in the long term. As a result, management intends to focus as much of its energies as possible in the upcoming 12 months on marketing activities. The Company intends to advertise online, through print media and possibly, depending on the resources available, through television, radio and billboards. The Company's goal has been to capture 50,000 subscribing members in each of the three years following the launch of the website, for a total of 150,000 members within three years of launch. As indicated above, the website was launched in July, 2000. Member services are fully functional, but the e-commerce component of the website, which will include the fee payment infrastructure, is not yet operational. As of September 17, 2001, the Company had 35,137 members. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company's inability to secure adequate financing over the past fiscal year has limited its ability to spend money on marketing. The Company's ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled "Cash Requirements" for a discussion of the Company's attempts to raise capital in the past year and its plans to raise capital in the upcoming year.

The target market for the Company's service is single adults, aged 18-49, with basic computer skills and access to the internet. The Company intends to focus on the North American market in the short term and consider other markets at a later date.

     Online Advertising
     ------------------

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

Affiliations with other websites also provide an avenue for marketing for internet companies. Companies with similar markets can form various types of strategic alliances to promote one another's products and services. The key component is usually a link to the affiliate company's website. In the upcoming 12 months, the Company will continue with its efforts to forge strategic partnerships with key industry players. The Company hopes that by doing so it will be able to increase traffic on its website.

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

     Print Media, T.V., Radio and Billboards
     ----------------------------------------

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

Additional Website Development

As discussed above, due to the failure of Stratford to complete the development and launch of the e-commerce functions for the Company's website as per the agreement between the Company and Stratford, the Company has hired new web consultants to perform this work. The consultants performing the development services are under the Company's direct supervision and are paid by the Company on a monthly basis. Payment is tied to and based on the completion of specific tasks or portions of the development work. The Company's focus with respect to website development during the next month will be to complete the development and launch of the e-commerce functions. The Company anticipates that this work will be completed by October 31, 2001. The Company anticipates that it will cost an additional $75,000 to complete the development and launch the e-commerce functions.

After the e-commerce functions have been added to the website, the Company intends to continue to develop new features which will make the website more attractive to prospective members. Proposed features may include the development of live video chat functions for members whose personal computers have the capacity to perform video conferencing/interaction. In addition, the Company intends to create a webpage entitled "Hey Bartender" which would provide recipes for alcoholic cocktails. Members would be invited to post their own favorite recipes on the page. Another section entitled "Postcards From Stanley" may be created. This section would feature travel reviews of destinations geared towards singles.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until September 30, 2001. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company's ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

As disclosed in the Company's most recent 8-K filing, the Company recently entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") with Fusion Capital Fund II, LLC, a Chicago based institutional investor ("Fusion"). Pursuant to the Stock Purchase Agreement, subject to certain terms and conditions discussed further below, Fusion has agreed to purchase $6,000,000 of the Company's common stock. The stock will be purchased at a rate of $10,000 per trading day, or $200,000 every 20 trading days. The purchase price of the stock will be based on the market price of the Company's common shares at the time of purchase. Under the Stock Purchase Agreement, the Company is not obligated to commence sales of its common stock to Fusion and Fusion is not obligated to make any purchases of the Company's common stock, until the Company has filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission respecting at least 2,000,000 of the shares of the Company's common stock to be issued pursuant to the Stock Purchase Agreement. In order to secure the funds available under the Stock Purchase Agreement, therefore, it will be necessary for the Company to focus its energies on preparing and filing a registration statement with the Securities and Exchange Commission. The Company anticipates that this process will cost approximately $100,000 and take approximately 6 months to complete.

In order to complete the registration process, the Company will have to secure intermediate financing. The Company is currently exploring various financing options. There is no guarantee, however, that financing will be secured.
Without additional financing, the Company may be unable to access the funds that are to be made available under the Stock Purchase Agreement.

The Company intends to use the proceeds of any financing to fund ongoing operations. Specifically, funds will be utilized for general and administrative expenses and expenses related to the filing and preparation of a registration statement respecting the stock to be issued under the Stock Purchase Agreement. Funds will also be utilized for ongoing development of the Company's internet based products and services and for marketing of those products and services.

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
Vancouver, BC   V7Y 1C6

--------------------------------------------------------------------------------



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors and Stockholders
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have audited the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as at June 30, 2001, and June 30, 2000, and the related Statements of Profit and Loss, Retained Earnings (Deficit), Cash Flows, and Stockholders' Equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2001, and June 30, 2000 and the results of its operations and the Statement of Cash Flows and Stockholders' Equity for the years then ended, in conformity with United States generally accepted accounting principles (GAAP).




                                              /s/ Moen and Company
                                              Chartered Accountants


Vancouver, British Columbia, Canada
July 28, 2001

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                               Balance Sheet
                               June 30, 2001
                             (In U.S. Dollars)
                (With Comparative Figures at June 30, 2000)


                                  ASSETS                  2001         2000
                                                       -----------  -----------
Current Assets
   Cash                                                $    12,838  $    94,338
   Prepaid expense                                            -           1,343
                                                       -----------  -----------
                                                            12,838       95,681
Deferred tax asset (Notes 12(b) and 13(c))                  52,500       52,500
Fixed assets
   Computer equipment, at cost less accumulated
     depreciation (Note 5)                                  61,128       86,353
Computer software development (Notes 2(c) and 6(b))
   Application development stage costs                     400,000      400,000
                                                       -----------  -----------
                                                       $   526,466  $   634,534
                                                       ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                    $    29,223  $    23,207
   Due to related parties (Note 4)                          30,000         -
   Agreement payable - Stratford Internet
    Technologies (Note 6(b))                                75,000      100,000
                                                       -----------  -----------
                                                           134,223      123,207
                                                       -----------  -----------
Stockholders' Equity
   Capital Stock (Note 3)
    Authorized:
      75,000,000 common shares at $0.001 par value
        per share
    Issued and outstanding - 14,595,000 common shares
      (2000 - 13,385,000 common shares)                     14,595       13,385
   Paid in capital in excess of par value of stock       2,300,505    1,624,615
Deficit accumulated during development stage (Note 1)   (1,922,937)  (1,126,161)
Cumulative translation (Note 2(b))                              80         (512)
                                                       -----------  -----------
                                                           392,243      511,327
                                                       -----------  -----------
                                                       $   526,466  $   634,534
                                                       ===========  ===========

Approved on Behalf of the Board
      /s/ Chad D. Lee              , Director
-----------------------------------
      /s/ Marlene C. Schluter      , Director
-----------------------------------

          See Accompanying Notes and Independent Auditor's Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                        Statement of Profit and Loss
                          Year Ended June 30, 2001
                             (In U.S. Dollars)

                                   Cumulative From
                                   Inception Date
                                    of Aug 1, 1997                       Year Ended                     Quarter Ended
                                     to June 30,                          June 30,                         June 30,
                                                        ------------------------------------  ------------------------------------
                                        2001                  2001               2000              2001               2000
                                  -----------------     -----------------  -----------------  -----------------  -----------------
Administration Costs
  Depreciation                    $          53,066     $          32,281  $          20,708  $           8,176   $          7,946
  Compensation on stock options             150,000                  -                30,000               -                  -
  Commitment shares issued under
   funding agreement                        345,600               345,600               -               345,600               -
  Filing and transfer agent fees             17,665                 3,555              8,920                610              2,048
  Financing costs                            22,550                  -                  -                  -                  -
  Management and consulting fees            428,586                86,927            176,134             23,860             60,134
  Office expenses, net                      125,117                38,220             61,592              6,408             19,216
  Option payment, mineral properties         30,000                  -                  -                  -                  -
  Professional fees                         182,293               104,330             46,013             39,779             14,179
  Promotion, investor relations,
   and investor communications               84,277                 1,238             69,109                253                290
  Computer technology and
   software development-preliminary
   development stage costs                  330,755               103,430              7,203            103,430               -
  Website marketing/Banner
   advertising costs                        184,596                72,791             89,046              9,220             50,701
  Travel expenses                            20,932                 8,404              5,264               -                  -
                                  -----------------     -----------------  -----------------  -----------------  -----------------
                                         (1,975,437)             (796,776)          (513,989)          (537,336)          (154,514)
Deferred income taxes                        52,500                  -                10,500               -                  -
                                  -----------------     -----------------  -----------------  -----------------  -----------------
Net loss for the period           $      (1,922,937)    $        (796,776) $        (503,489) $        (537,336) $        (154,514)
                                  =================     =================  =================  =================  =================
Net loss per share, basic and diluted                   $           (0.06) $           (0.03) $           (0.03) $           (0.01)
                                                        =================  =================  =================  =================


           See Accompanying Notes and Independent Auditors' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                          Statement of Cash Flows
                          Year Ended June 30, 2001
                             (In U.S. Dollars)

                                   Cumulative From
                                   Inception Date
                                    of Aug 1, 1997                       Year Ended                     Quarter Ended
                                     to June 30,                          June 30,                         June 30,
                                                        ------------------------------------  ------------------------------------
                                        2001                  2001               2000              2001               2000
                                  -----------------     -----------------  -----------------  -----------------  -----------------
Cash Provided by (Used for)
Operating Activities
  Net loss for the period         $      (1,922,937)    $       (796,776) $         (503,489) $        (537,336) $        (154,514)
  Item not requiring use of cash:
   Depreciation                              53,066               32,281              20,708              8,176              7,946
   Compensation on stock options               -                    -                 30,000               -                  -
   Commitment shares                        345,600              345,600                -               345,600               -
   Shares issued for services                94,000               94,000                -                94,000               -
   Cumulative translation                        80                  592                 543               -                  -
  Changes in non-cash working
     capital items
   Deferred income tax                      (52,500)                -                (10,500)              -                  -
   Prepaid expense (increase)                  -                   1,343              (1,343)             1,325              2,015
   Accounts payable (decrease)               29,223                6,016                (901)             9,626              5,047
   Agreement payable                         75,000              (25,000)            100,000               -               (25,000)
                                  -----------------     -----------------  -----------------  -----------------  -----------------
                                         (1,378,468)             (341,944)          (364,982)           (78,609)          (164,506)
                                  -----------------     -----------------  -----------------  -----------------  -----------------
Investing Activities
  Computer software development
   application development
   stage costs                             (400,000)                 -              (400,000)              -                 -
  Fixed assets purchased                   (114,194)               (7,056)          (106,627)            (7,056)           (1,193)
                                  -----------------     -----------------  -----------------  -----------------  -----------------
                                           (514,194)               (7,056)          (506,627)            (7,056)           (1,193)
                                  -----------------     -----------------  -----------------  -----------------  -----------------
Financing Activities
  Capital stock subscribed                1,875,500               237,500            340,000             37,500            65,000
  Due to related parties                     30,000                30,000            (31,689)              -                 -
                                  -----------------     -----------------  -----------------  -----------------  -----------------
                                          1,905,500               267,500            308,311             37,500            65,000
                                  -----------------     -----------------  -----------------  -----------------  -----------------

Cash increase (decrease)
  during the period                          12,838               (81,500)          (563,298)           (48,165)          (100,699)
Cash, Beginning of period                      -                   94,338            657,636             61,003            195,037
                                  -----------------     -----------------  -----------------  -----------------  -----------------

Cash, End of period               $          12,838     $          12,838  $          94,338  $          12,838  $          94,338
                                  =================     =================  =================  =================  =================

           See Accompanying Notes and Independent Auditors' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                  Statement of Retained Earnings (Deficit)
                          Year Ended June 30, 2001
                             (In U.S. Dollars)

                                   Cumulative From
                                   Inception Date
                                    of Aug 1, 1997                       Year Ended                     Quarter Ended
                                     to June 30,                          June 30,                         June 30,
                                                        ------------------------------------  ------------------------------------
                                        2001                  2001               2000              2001               2000
                                  -----------------     -----------------  -----------------  -----------------  -----------------
Balance (deficit),
  beginning of period             $            -        $     (1,126,161) $         (622,672) $      (1,385,601) $        (971,647)

Net loss for the period                  (1,922,937)            (796,776)           (503,489)          (537,336)          (154,514)
                                  -----------------     -----------------  -----------------  -----------------  -----------------

Balance (deficit), end of period  $      (1,922,937)    $      (1,922,937) $      (1,126,161) $      (1,922,937) $      (1,126,161)
                                  =================     =================  =================  =================  =================


           See Accompanying Notes and Independent Auditors' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                     Statement of Stockholders' Equity
           From Date of Inception on August 1, 1997 to June 30, 2001
                             (In U.S. Dollars)

===================================================================================================================================
                            Number of                 Additional         Total       Retained                             Total
                             Common          par       Paid-in          Capital      Earnings         Cumulative     Stockholders'
                             Shares         Value      Capital           Stock       (Deficit)        Translation       Equity
                          ---------------------------------------------------------------------------------------------------------
Net loss for eleven
 month period ended
 June 30, 1998                                                                      $    (144,175)                   $    (144,175)
Issued for cash, @$0.01
 October 23, 1997          1,500,000      $    1,500  $    13,500     $    15,000                                           15,000
Issued for cash, @$0.001
 May 8, 1997                 500,000             500                          500                                              500
Issued for assignment
 of option on mineral
 properties, @$0.0035
 September 30, 1997        8,500,000           8,500       21,500          30,000                                           30,000
                          ---------------------------------------------------------------------------------------------------------
                          10,500,000          10,500       35,000          45,500        (144,175)                         (98,675)

Shares subscribed and
 fully paid and issued,
 @$0.50 April 6, 1999         85,000              85       42,415          42,500                                           42,500
                          ---------------------------------------------------------------------------------------------------------
Balance, June 30, 1998    10,585,000          10,585       77,415          88,000        (144,175)                         (56,175)
 Net loss for year
 ended June 30, 1999                                                                     (478,497)                        (478,497)
 Compensation on stock
 options                                                  120,000         120,000                                          120,000
 Cumulative translation                                                                                  (1,055)            (1,055)
Issued for cash, @$0.50
 April 6, 1999                20,000              20        9,980          10,000                                           10,000
Issued for cash, @$0.50
 April 6, 1999               100,000             100       49,900          50,000                                           50,000
Issued for private
 business(note 7), @$0.50
 April 2, 1999               400,000             400      199,600         200,000                                          200,000
Issued for cash(note 14),
 @$0.50 April 15, 1999     1,600,000           1,600      798,400         800,000                                          800,000
                          ---------------------------------------------------------------------------------------------------------
Balance, June 30, 1999    12,705,000          12,705    1,255,295       1,268,000        (622,672)       (1,055)           644,273
Cumulative translation                                                                                      543                543
Shares subscribed and
 fully paid, @$0.50
 January 4, 2000             450,000             450      224,550         225,000                                          225,000
Net loss for year
 ended June 30, 2000                                                                     (503,489)                        (503,489)
Cumulative translation
 Issued for exercise of
 option @ $0.50
 March 13, 2000              100,000             100       49,900          50,000                                           50,000
Compensation on stock
 options                                                   30,000          30,000                                           30,000
Exercise of warrants
 @ $0.50 May 9, 2000          50,000              50       24,950          25,000                                           25,000
Exercise of warrants
 @ $0.60 June 16, 2000        66,667              67       39,933          40,000                                           40,000
                          ---------------------------------------------------------------------------------------------------------
Balance, June 30, 2000    13,371,667          13,372    1,624,628       1,638,000      (1,126,161)         (512)           511,327
Exercise of warrants
 @$0.60 August 17, 2000       83,333              83       49,917          50,000                                           50,000
Exercise of warrants
 @$0.60 February 9, 2001     250,000             250      149,750         150,000                                          150,000
Issued for services at
 an ascribed price of
 $0.47 per share on
 June 11, 2001               200,000             200       93,800          94,000                                           94,000
Issue for cash, @$0.75
 June 19, 2001                50,000              50       37,450          37,500                                           37,500
Issued as commitment
 shares at an ascribed
 price of $0.54 per
 share on June 25, 2001      640,000             640      344,960         345,600                                          345,600
Net loss for year ended
 June 30, 2001                                                                           (796,776)                        (796,776)
Cumulative translation                                                                                      592                592
                          ---------------------------------------------------------------------------------------------------------
Balance, June 30, 2001    14,595,000      $   14,595  $ 2,300,505     $ 2,315,100   $  (1,922,937) $         80      $      392,243
                          =========================================================================================================

      See Accompanying Notes and Independent Auditors' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 2001
                             (In U.S. Dollars)

Note 1.     BUSINESS OPERATIONS

    a) The Company was incorporated on May 7, 1997 under the Company Act of the State of Delaware, U.S.A. and commenced inception of business on August 1, 1997. The Company changed it's name from Micro Millennium, Inc. to Sinaloa Gold Corp. on October 16, 1997 and subsequently changed it's name from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999.

    b) The Company is in its development stage in the internet/e-commerce industry as a website development company and was previously in the mining resource industry and has not generated any revenues from its planned operations. The deficit has been accumulated during the development stage.

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

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 2001
                             (In U.S. Dollars)


Note 2.     SIGNIFICANT ACCOUNTING POLICIES (cont'd)

   (b) Translation of Foreign Currency (cont'd)

       Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

       An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                                     Year Ended
                                                      June 30,
                                       ----------------------------------------
                                               2001                 2000
                                       ------------------    ------------------
          Beginning balance, June 30,
           2000 & 1999                 $             (512)   $           (1,055)
          Changes during the period                   592                   543
                                       ------------------    ------------------
          Ending balance, June 30,
           2001 & 2000                 $               80    $             (512)
                                       ==================    ===================

       Capital accounts are translated at their historical exchange rates when the capital stock is issued.

       The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

    c) Amortization of Computer Software
       Development - Application Development Stage Costs

       The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized. When the company is in the post-implementation / operation stage, costs will be expensed as incurred.

       Amortization of computer software costs of $400,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at June 30, 2001, and therefore no amortization of this cost has been charged to operations for the year ended June 30, 2001.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 2001
                             (In U.S. Dollars)

Note 3.     CAPITAL STOCK

    a) Authorized: 75,000,000 common shares at $0.001 par value per share.

    b) Common shares issued and outstanding are as follows:

                                                         Shares          $
                                                       -----------  -----------
       Balance, June 30, 2000                           13,371,667  $ 1,638,000
         Issued for cash, August 17, 2000                   83,333       50,000
         Issued for cash, February 9, 2001                 250,000      150,000
         Issued for services at an ascribed price
          of $0.47 per share on June 11, 2001              200,000       94,000
         Issued for cash, June 19, 2001                     50,000       37,500
         Issued for as commitment shares at an
          ascribed price of $0.54 per share on
          June 25, 2001                                    640,000      345,600
                                                       -----------  -----------
       Balance, June 30, 2001                           14,595,000  $ 2,315,100
                                                       ===========  ===========

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

    b) Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at June 30, 2001:

            Chad D. Lee                  5,500,000 common shares
            Marlene C. Schluter          2,500,000 common shares
                                         ---------
                                         8,000,000
                                         =========

    c) As at June 30, 2001 loans to the Company unpaid are as follows:

            Chad D. Lee                  $  20,000
            Marlene C. Schluter             10,000
                                         ---------
                                         $  30,000
                                         =========

       These loans are non interest bearing, are unsecured, and have no specific terms of repayment.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 2001
                             (In U.S. Dollars)

Note 5     FIXED ASSETS - COMPUTER EQUIPMENT

       The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum.

       The cost and accumulated depreciation are as follows:

                                                           June 30,
                                             ----------------------------------
                                                        2001              2000
                                             ---------------   ---------------
       Cost                                  $       114,194   $       107,138
       Accumulated depreciation                      (53,066)          (20,785)
                                             ---------------   ---------------
       Net balance                           $        61,128   $        86,353
                                             ===============   ===============

Note 6.     COMPUTER TECHNOLOGY AND WEBSITE COSTS

    a) Acquisition From Online Innovation

       i) The Company by resolution dated April 2, 1999, acquired from Online Innovation, a non-reporting private Canadian unincorporated entity, 100% interest in all of its proprietary and intellectual property associated with its business plan and concepts and its world wide web site domain name: www.virtuallydating.com.
                                               ------------------------

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

    b) Agreement with Stratford Internet Technologies.

       By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies ("Stratford"), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US,
                        -----------------------
       which is capitalized in these financial statements, and 300,000 common shares of the Company. The payment schedule is as follows:

       i) a deposit of $275,000 US was paid upon delivery of the contract, and additional payments totaling $50,000 have been paid for a total of $325,000.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 2001
                             (In U.S. Dollars)

Note 6. COMPUTER TECHNOLOGY AND WEBSITE COSTS (cont'd)

       ii) the balance of $75,000 US represents the expenditure for completion of development of and roll out of the website which is due upon completion of development of the website and the Company raising secondary financing. The Company has received $225,000 US to December 31, 1999 on the exercise of 450,000 share purchase warrants. The obligation to pay $75,000 US to Stratford is disclosed as a current liability as at June 30, 2001, as it is expected to be paid within the next twelve months, and the cost of $400,000 is carried as a deferred development expense until the website is completed. However, on March 20, 2001, Stratford Internet Technologies notified the Company and advised that they had ceased operations. Although a trustee has been appointed to handle their affairs, Stratford is attempting to fulfill their obligations to the Company pursuant to the agreement with the Company. If Stratford is unable to complete the website's development under the existing contract, the Company will hire other consultants to continue development, and the expected cost to complete the website should not exceed the amount of $75,000.

              The Company's legal council requested that Stratford indicate in writing, their plan on completing their commitments in accordance with the contract. Stratford did not produce any solutions by the requested date of May 14, 2001 and the Company has since retained other consultants to continue development of virtuallydating.com.

       iii) the issuance of 300,000 common shares, restricted under Rule 144, which will bear a one year trading restriction will be issued upon contract completion. The obligation to issue these shares has not been recorded in these financial statements but is disclosed as a contingent liability in Note 15 (a), below.

Note 7.     LEASE OBLIGATIONS

    a) Computer Lease
       On June 1, 1999, the Company entered into a 36 month lease with Leasing Solution (Canada) Inc. for computer equipment to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations for the fiscal year ending June 30, 2002 total CAD$1,213.

    b) Lease of Premises
       The Company entered into a lease for offices on November 1, 1999 with 570679 BC Ltd. for two years for monthly rent and costs of CAD$1,987.50, with an option to renew for a third year.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 2001
                             (In U.S. Dollars)

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

    b) No liability for potential pension costs has been recorded to June 30, 2001.

Note 9     NET LOSS PER SHARE

       Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Note 10    INCOME TAXES

       The Company has losses carried forward to future years of $1,922,937.
       The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 11    FINANCIAL INSTRUMENTS

       The Company's financial instruments consist of cash, accounts payable, agreement payable and due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 12    CONSULTING AGREEMENTS

       National Financial Communications Corp.

       a) By agreement dated February 1, 2000, the company engaged National Financial Communications Corp., an arm's length company, to render public relations and communication services for a period of one year commencing February 1, 2000 and terminating February 1, 2001, at $10,000 per month. The amount of $20,000 has been incurred to March 31, 2000. By mutual agreement the services were suspended in April 2000 until the company becomes fully reporting. As part of the agreement, National Financial Communications Corp. is granted options on February 1, 2000 to purchase shares of the company, exercisable, commencing February 1, 2000, and expiring January 31, 2003. February 1, 2000 is the measurement date and the vesting date. There are five options for 50,000 shares each at prices of $2.00, $3.00, $4.00, $5.00, $7.00 per share, respectively.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 2001
                             (In U.S. Dollars)

Note 12  CONSULTING AGREEMENTS (cont'd)

       b) The compensation of $30,000 is expensed in these financial statements. The options are nonforfeitable.

           Option price of 50,000 shares at $2.00 per share           $  100,000
           Market price at date of issuance of option - 50,000
             shares at $2.60                                             130,000
           Compensation added to paid-in capital                      $   30,000
                                                                      ----------
           Deferred income tax - 35% of $30,000                       $   10,500
                                                                      ==========

       c) Action Stocks Incorporated

          The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging issues Task Force consensus in issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

          On June 11, 2001, the Company entered into a Promotion Agreement with Action Stocks Incorporated, providing for the promotion by Action of Online Innovation, Inc. to the general investment community for a term of 6 months. The compensation to Action under this Agreement consisted of 200,000 Common Shares, at $0.47 per share payable over a six month period as follows:

              1st Month: 25,000 Common Shares, (upon execution of contract) 2nd Month: 25,000 Common Shares
              3rd Month: 25,000 Common Shares
              4th Month: 25,000 Common Shares
              5th Month: 50,000 Common Shares
              6th Month: 50,000 Common Shares

       On July 9, 2001, the Company exercised it's right to terminate the agreement in accordance with the termination clause of the agreement. The company has issued 25,000 common shares under this agreement to Action Stocks, Incorporated. The remaining 175,000 shares issued in Action Stocks Incorporated name are in the possession of Online Innovation, Inc. and will be cancelled and sent back to treasury.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 2001
                             (In U.S. Dollars)

Note 13    FORDEE MANAGEMENT COMPANY

    a) As at February 2, 1999 the Company granted to Fordee Management Company with stock options to purchase 400,000 common share of the Company at a price of $0.20 per share with the expiry date of October 3, 2002. These options are outstanding as at June 30, 2001.

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
                                                                  ============

Note 14    COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL FUND II, LCC

       On June 25, 2001, Online Innovation, Inc. entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, a Chicago based institutional investor. Pursuant to the Agreement, and subject to certain terms and conditions, Fusion has agreed to purchase $6,000,000 of the Company's common stock. The stock will be purchased at a rate of $10,000 per trading day, or $200,000 every 20 trading days. The purchase price of the stock will be based on the market price of the Company's common shares at the time of purchase.

       The Company will have the right to decrease the daily purchase rate of $10,000 at any time. In the event of such a decrease, it will also have the right to increase the daily purchase rate back to $10,000 at any time. In addition, if the closing price of the Company's shares is above $3.00 for five consecutive trading days, the Company will have the right to increase the daily purchase rate above $10,000. If the Company chooses to increase the daily purchase rate above $10,000 and the closing price of the Company's shares falls below $3.00, the daily purchase rate will be reduced to $10,000. The Company may, at any time, suspend purchases under the Agreement. In addition, no purchase will be made if such purchase would cause Fusion, together with any of its affiliates, to own in excess of 9.9% of the Company's common stock.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 2001
                             (In U.S. Dollars)

Note 14    COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL FUND II, LCC
           (cont'd)

       The Company will not be obligated to sell and Fusion will not be able to purchase any common stock under the Agreement if the purchase price for the stock (based on the market price of the Company's shares at the time of purchase) would be less than $0.75. The Company may, at its discretion, increase this "floor price". The Company may also, with the consent of Fusion, decrease the floor price. Fusion is prohibited, during the term of the Agreement, from effecting any short sales of the Company's common stock or entering into any hedging transaction which establishes a net short position with respect to the Company's common stock.

       As consideration for entering into the Agreement, the Company has agreed to issue 640,000 shares of its common stock to Fusion. In addition, the Company has agreed to issue to Fusion share purchase warrants entitling Fusion to purchase up to 320,000 shares of the Company's common stock at a price of $0.75. The warrants are exercisable for a period of 5 years from the date of issue. Subject to certain conditions, Fusion has agreed not to transfer or sell any of these shares for 600 trading days from the date of the Agreement.

       Under the Agreement, the Company is not obligated to commence sales of its common stock to Fusion, and Fusion is not obligated to make any purchases of the Company's common stock, until the Company has filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission respecting at least 2,000,000 of the shares of the Company's common stock to be issued pursuant to the Agreement. The registration statement must also register the 640,000 commitment shares issued by the Company and any shares to be acquired by Fusion pursuant to the exercise of the warrants described above.

       The Company intends to use the proceeds of the financing to fund ongoing operations. Funds will be utilized for general and administrative expenses, ongoing development of the Company's internet based products and services and for marketing of those products and services.

       For purposes of these financial statements, the 640,000 commitment shares have been recorded as issued at an ascribed price of $0.54 per share.

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 2001
                             (In U.S. Dollars)

Note 15  CONTINGENT LIABILITIES

    a) Liability to issue common shares
       By agreement dated July 30, 1999 as outlined in Note 6(b), above, the Company engaged Stratford Internet Technologies to design and maintain an e-commerce website for the Company. An additional obligation of the Company, in this agreement, is the obligation to issue 300,000 common shares upon completion of the website in accordance with the contract.
       As the website had not been completed by June 30, 2001 under the terms of the contract, these shares are not recorded as at that date and no paid up cost or value related thereto has been recorded in these financial statements. However, as disclosed in Note 6(b) (ii), Stratford had informed the company that they had ceased operations prior to completing their obligation under the terms of the contract dated July 30, 1999.

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

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                       (A Development Stage Company)
                       Notes to Financial Statements
                              June 30, 2001
                             (In U.S. Dollars)

Note 16 LEGAL MATTERS - Dismissal of Lawsuit Against Directors, Officers, and Third Parties

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

NOTE 17    SUBSEQUENT EVENTS

       On July 9, 2001, the Company exercised it's right to terminate the agreement with Action Stocks Incorporated as outlined in Note 12(c) in accordance with the termination clause of the agreement. The company has issued 25,000 common shares under this agreement to Action Stocks Incorporated. The remaining 175,000 shares issued in Action Stocks' name are in the possession of Online Innovation, Inc. and will be cancelled and sent back to treasury.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.


                                      PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following table sets forth, as of the date of this registration statement, the name, age, and position of the officers and directors of the Company and the date of appointment of such officer or director:


--------------------------------------------------------------------------------
       Name             Age              Position (1)
--------------------------------------------------------------------------------
Chad D. Lee (2)          33             Director, President and CEO
--------------------------------------------------------------------------------
Marlene Schluter (3)     38             Director, Secretary and Treasurer
--------------------------------------------------------------------------------
Harvey H. Cohen (4)      75             Director and Vice President
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

(4) Harvey H. Cohen was appointed as Vice-President of the Company on April 15, 1998.

Chad D. Lee

     Mr. Lee, the founder of what is now Online Innovation, Inc., is a graduate of the University of British Columbia where he focused his studies on the field of Urban Land Economics. He has used his skills in strategic management, financial analysis and planning, contract negotiation, and business planning to develop new companies and to assist established companies with operations. Mr. Lee is also the Principal of CL Communications Group where he has developed and implemented multi-media marketing strategies for several publicly traded companies. Mr. Lee brings to the Company expertise in strategic management, demonstrating strong leadership in visioning, corporate strategy development and deployment with a clear focus on achieving results. Utilizing his expertise in strategic visioning, he has diversified the company's focus to the communications and hi-tech Internet sectors with the acquisition and further development of the Company's technology assets.

     From March, 1991 to February, 1995 Mr. Lee was employed by Summit Motors, a motor vehicle dealership located in Vancouver, British Columbia. Mr. Lee was responsible for warranty claims, invoicing, sales, business development and quality assurance. From February, 1995 to September, 1996, Mr. Lee was employed by Ensign Pacific Lease Ltd., a motor vehicle leasing company also based in Vancouver, British Columbia. He was responsible for invoicing, budgets, credit, revenue forecasts, business development, customer satisfaction and quality assurance. From October 1996 to the present, Mr. Lee has been the president and director of C.L. Communications Group. Mr. Lee has been a director of the Company since October 1997 and has acted as its president since April, 1998.

Ms. Marlene C. Schluter

     Ms. Schluter is a graduate of Simon Fraser University with a Bachelor of Education (B Ed.). She was employed by the public school system at the elementary and secondary school levels, specializing in Business and Math. In addition, she was also an active member in the school counseling programs. Ms. Schluter has furthered her professional career by attending courses in the Master of Business Administration Program at the University of British Columbia concentrating in the areas of International Trade and Finance. With this education, she went on to work in the Financial Industry with Yorkton Securities where she completed the Canadian Securities Course (CSC) and Series 63 and 67 for qualification in the United States. Ms. Schluter acted as a Broker's Assistant and as a Broker with Yorkton Securities Inc. She was employed by Yorkton Securities Inc. from April 1991 to December 1996. From February 1997 to July 1997, Ms. Schluter acted as executive assistant and performed investor relations services for CKD Ventures Ltd., a Vancouver, British Columbia based mineral exploration company. She has acted as director, corporate secretary and treasurer of the Company since October of 1997.

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

Involvement in Legal Proceedings

During the past five years, no director or officer of the Company has been:

   * a general partner or executive officer of a business against which a bankruptcy petition was filed;
   * convicted in a criminal proceeding or is currently subject to a pending criminal proceeding;
   * subject to any order, judgement or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending him/her from, or otherwise limiting his/her involvement in, any type of business, securities or banking activities; or
   * found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

ITEM 10:   EXECUTIVE COMPENSATION

     The following table provides a summary of the compensation paid to the Company's Chief Executive Officer for the year ended June 30, 2001. No officers of the Company received in excess of $100,000 in annual salary and bonus. The Company's Chief Executive Officer has received no compensation other than salary.

                       Summary Compensation Table

--------------------------------------------------------------------------------
                                                                     Annual
      Name and Principal Position              Year Ended         Compensation
                                                                ----------------
                                                                     Salary
--------------------------------------------------------------------------------

Chad Lee , President & Director               June 30, 2001         $30,000 (1)
--------------------------------------------------------------------------------

(1) The cash compensation shown was paid to Mr. Lee pursuant to management agreements between the Company and a company wholly owned by Mr. Lee.

     As of the date of this report, the Company has not paid any bonuses or granted any stock awards, options or stock appreciation rights to any officer, director or employee. The Company has no arrangements for the compensation of directors and officers for their services as directors and officers.

     At its annual meeting of stockholders held on December 4, 2000, a 2000 Incentive Stock Option Plan (the "Plan") was approved by the Company's stockholders. Pursuant to a directors' resolution dated October 20, 2000, the Plan was adopted by the Company's directors subject only to receipt of stockholder approval. The plan authorizes the granting of options to purchase up to 1,500,000 of the Company's common shares. Pursuant to the Plan, options may be granted to directors, officers, employees, consultants and other service providers. The aggregate fair market value of options that may be held by any one optionee at any given time may not exceed $100,000. The exercise price of an option granted must be at least equal to the fair market value of a share of common stock of the Company on the date the option is granted. No options have yet been granted pursuant to the Plan, to directors or officers of the Company or to any other entities.

ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's issued and outstanding common stock as of September 20, 2001 by i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's common stock; (ii) named directors and executive officers; and (iii) all directors and executive officers of the Company as a group:


--------------------------------------------------------------------------------
Name and address of beneficial owner   Amount and nature     Percent of class(1)
                                       of beneficial owner
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

ITEM 13:   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit                                                             Sequential
Number         Description                                          Page Number
------         ------------                                         -----------

3(i)**      Certificate of Incorporation dated May 7, 1997;
            Certificate of Amendment dated October 16, 1997;
            and Certificate of Amendment dated April 8, 1999.
3(ii).1**   Bylaws of Micro Millennium, Inc.
3(ii).2**   Resolution of the board of directors approving amendment
            to the By-Laws of Micro Millenium, Inc.
10.1*       Common Stock Purchase Agreement between Fusion Capital
            Fund II, LLC and the Company dated June 25, 2001.

10.2 Consulting Agreement between Action Stocks, Inc. and the Company dated June 11, 2001.

10.3**      Consulting Agreement between National Financial
            Communications Corp. and the Company dated February 1,
            2000.

10.4**      Custom Affiliate Agreement between KnowledgeWeb, Inc.
            and the Company, dated November 8, 1999.

10.5** Lease Agreement between 570679 B.C. Ltd. as Lessor and the Company as Lessee, dated November 1, 1999.

10.6** Agreement between Netgain Management Solutions Inc. and the Company, dated November 1, 1999, for management and administrative services provided by Netgain Management Solutions Inc.

10.7** Agreement between 535424 B.C. Ltd., the Company, dated April 1, 1999, for professional media buying/marketing services provided by 535424 B.C. Ltd.

10.8**      Agreement between Stratford Internet Technologies, Inc.
            and the Company dated July 30, 1999, for services related to the development, design and maintenance of the Company's internet based products and services.

10.9** Purchase Agreement between Sinaloa Gold Corp. and Online Innovation, dated April 2, 1999.

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

10.12** Agreement in Principle between Minera Fuerte Mayo and CL Communications Group, dated September 30, 1997.

10.13** Assignment Agreement between Sinaloa Gold Corp. and CL Communications Group, dated September 30, 1997.

* Incorporated by reference from the Company's Form 8-K filed on July 10, 2001, as amended.

** Incorporated by reference from the Registration Statement on Form 10SB of the Company filed with the Commission on February 1, 2000 as amended.

(b)   Reports on Form 8K

On June 25, 2001, the Company entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC. Pursuant to the Stock Purchase Agreement, subject to certain terms and conditions, Fusion agreed to purchase $6,000,000 of the Company's common stock. A Form 8-K describing the Stock Purchase Agreement was filed with the Securities and Exchange Commission by the Company on July 9, 2001. No other reports on Form 8-K were filed by the Company during the period covered by this report.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     September 27, 2001                 ONLINE INNOVATION, INC.
     ----------------------------
                                                   (Registrant)


                                          By: /s/ Chad D. Lee
                                             -----------------------------------
                                              Chad D. Lee, President

Exhibit 10.2

                               Consulting Agreement

     THIS AGREEMENT is entered into and is effective as of June 11, 2001 BY AND BETWEEN Online Innovation, Inc. with an office at 1118 Homer Street, Suite 218 British Columbia Vancouver, V6B 6L5, Canada (the "Company") AND Action Stocks, Inc., with principal offices at 990 Highland Drive, Suite 106, Solana Beach, CA 92075 (the "Consultant").

                                    WHEREAS:

         A. Company wishes to promote itself on Promoter's Website in order to gain as much exposure as possible.

         B. Consultant operates a website that individuals can access to learn more about companies they may not otherwise be exposed to.

         C. Consultant operates a database of potential investors who will be contacted routinely via email.

    NOW THEREFORE, in consideration of the premises, the mutual covenants herein contained, and other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties agree as follows:

1.00   Services

       1.01 Website Marketing. Consultant shall place a short profile of Company that will include recent press releases and a link to Company's website that will include the proper disclosures and disclaimers.

       1.02 Email Services. Consultant shall deliver a minimum of 100,000 emails, with the proper disclosures and disclaimers, promoting the Company to industry specific investors per month on behalf of the Company.

       1.03 Direct Client Promotion. Consultant shall contact and promote to its own clients with the proper disclosures and disclaimers.

       1.04 Investor Relations. Should someone express an interest to invest in the Company, Consultant shall forward the Company's brochures and other literature given to Consultant from the Company. Consultant must again make the proper disclosures and disclaimers.

       1.05 Affiliate Promotions. Consultant shall contact its affiliates and expose the Company to others at no additional costs, who may benefit the Company by offering its services or purchasing the Company's stock.

       1.06 Research Report. Consultant shall create a research report on the Company and disseminate to 1,000 NASD Broker / Dealer firms within the first 30 days of this Agreement.

       1.07 Radio Show. Company will be profiled on Consultant's nationwide radio show. A representative of the Company will be interviewed on a rotating basis with Consultant's client companies.


2.00   Terms & Fees

       2.01   Term. Six (6) months.

       2.02 Fees. (6) 200,000 common shares, restricted under Rule 144 of the Company upon execution of this Agreement.

       2.03 Payment Schedule. The fees payable pursuant to section 2.02 shall follow the following payment schedule :

              1st Month: 25,000 common shares, restricted under Rule 144 (upon contract execution)
              2nd Month: 25,000 common shares, restricted under Rule 144
              3rd Month: 25,000 common shares, restricted under Rule 144
              4th Month: 25,000 common shares, restricted under Rule 144
              5th Month: 50,000 common shares, restricted under Rule 144
              6th Month: 50,000 common shares, restricted under Rule 144

       2.04 No Registration Rights. Both parties hereto agree and understand that the underlying shares contained in this Agreement have not and will not be registered under any effective Registration Statement under the Securities Act of 1933, as amended or the Securities Laws of any state of the United States. Furthermore, each share certificate issued under this Agreement shall bear an appropriate restrictive legend.


3.00   Termination

     Either party may terminate this agreement for any reason after giving notice pursuant to section 4.00. Once notice is given, this Agreement will be considered terminated at the end of 30 days.

4.00   Notice

     All notices must be in writing and sent via facsimile or Registered mail to the following addresses:

       Company    Online Innovation, Inc.
                  1118 Homer Street, Suite 218
                  British Columbia Vancouver,
                  V6B 6L5, Canada
                  Fax No.: 604-669-7507


       Consultant   Action Stocks, Inc.
                  990 Highland Drive, Suite 106
                  Solana Beach, CA 92075
                  Fax No.:_____________


5.00   Miscellaneous

       5.01 Further Assurance. Each of the parties shall hereafter execute all documents and do all acts reasonably necessary to effect the provisions of this Agreement.

       5.02 Successors. The provisions of this Agreement shall be deemed to obligate, extend to and inure to the benefit of the successors, assigns, transferees, grantees, and indemnities of each of the parties to this Agreement.

       5.03 Independent Counsel. Each of the parties to this Agreement acknowledges and agrees that it has been represented by independent counsel of its own choice throughout all negotiations which preceded the execution of this Agreement and the transactions referred to in this Agreement, and each has executed this Agreement with the consent and upon the advice of said independent counsel. Each party represents that he or it fully understands the provisions of this Agreement, has consulted with counsel concerning its terms and executes this Agreement of its own free choice without reference to any representations, promises or expectations not set forth herein.

       5.04 Integration. This Agreement, after full execution, acknowledgment and delivery, memorializes and constitutes the entire agreement and understanding between the parties and supersedes and replaces all prior negotiations and agreements of the parties, whether written or unwritten.

       5.05 Attorneys Fees. In the event of a dispute between the parties concerning the enforcement or interpretation of this Agreement, the prevailing party in such dispute, whether by legal proceedings or otherwise, shall be reimbursed immediately for the reasonably incurred attorneys' fees and other costs and expenses by the other parties to the dispute.

       5.06 Context. Wherever the context so requires: the singular number shall include the plural; the plural shall include the singular.

       5.07 Captions. The captions by which the sections and subsections of this Agreement are identified are for convenience only, and shall have no effect whatsoever upon its interpretation.

       5.08 Severance. If any provision of this Agreement is held to be illegal or invalid by a court of competent jurisdiction, such provision shall be deemed to be severed and deleted; and neither such provision, nor its severance and deletion, shall affect the validity of the remaining provisions.

       5.09 Counterparts. This Agreement may be executed in any number of counterparts.

       5.10 Expenses Associated With This Agreement. Each of the parties hereto agrees to bear its own costs, attorney's fees and related expenses associated to fulfill it's obligations under the terms of this Agreement.

       5.11 Arbitration. Any dispute or claim arising to or in any way related to this Agreement shall be settled by arbitration in San Diego, California. All arbitration shall be conducted in accordance with the rules and regulations of the American Arbitration Association ("AAA"). AAA shall designate a panel of three arbitrators from an approved list of arbitrators following both parties' review and deletion of those arbitrators on the approved list having a conflict of interest with either party. Each party shall pay its own expenses associated with such arbitration (except as set forth in Section 5.05 Above). A demand for arbitration shall be made within a reasonable time after the claim, dispute or other matter has arisen and in no event shall such demand be made after the date when institution of legal or equitable proceedings based on such claim, dispute or other matter in question would be barred by the applicable statutes of limitations. The decision of the arbitrators shall be rendered within Sixty (60) days of submission of any claim or dispute, shall be in writing and mailed to all the parties included in the arbitration. The decision of the arbitrator shall be binding upon the parties and judgement in accordance with that decision may be entered in any court having jurisdiction thereof.

       5.12 Assignment. Either party shall have no right to assign this Agreement or any obligations created hereby unless both parties expressly approve the assignment in writing.

       5.13 Authority to Bind. A responsible officer of the Company has read and understands the contents of this Agreement and is empowered and duly authorized on behalf of the Company to execute it.

       5.14 Non-Circumvention. Either party shall not pursue any financial relationship for it's own direct benefit or indirectly for the benefit of related parties with any entity introduced by Consultant or the Company from the date of initial contact of the parties and lasting for a period of two (2) years after the termination of this Agreement without the written consent of the introducing party.


     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date set forth above.

FOR THE COMPANY:

By:_  /s/ Chad Lee               (Chad Lee President/CEO)
   ------------------------------




FOR ACTION STOCKS, INC.:

By:__/s/ Brent Fouch             (Brent Fouch, President)
   ------------------------------