Form 10QSB
period 2001-09-30
ONLINE INNOVATION INC
filed 2001-11-14
CIK 1104734

United States Securities and Exchange Commission
                                Washington, D.C. 20549

                                      Form 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2001

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

             1118 Homer Street, #118, Vancouver, British Columbia V6B 6L5
             ------------------------------------------------------------
                       (Address of principal executive offices)

                                     (604) 669-7564
                                     --------------
                              Issuer's telephone number

     _________________________________________________________________
   Former name, former address, and former fiscal year, if changed since last report

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

As of November 9, 2001, the registrant's outstanding common stock consisted of 14,420,000 shares.

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

   Item 3.     Defaults Upon Senior Securities

   Item 4.     Submission of Matters to a Vote
               of Securities Holders

   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Attached are the registrant's unaudited financial statements for the three month period ended September 30, 2001, with comparative figures for the three month period ended September 30, 2000 and the Independent Accountant's Report thereon.

                                MOEN AND COMPANY
                              CHARTERED ACCOUNTANTS

PO Box 10129                                   Telephone:          (604)662-8899
1400 - 701 West Georgia Street                 Fax:                (604)662-8809
Vancouver, BC V7Y 1C6                      Email:   moenandcompany@attcanada.net
--------------------------------------------------------------------------------


                         INDEPENDENT ACCOUNTANTS' REPORT



To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of September 30, 2001 and September 30, 2000, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the three month periods then ended. These financial statements are the responsibility of the Company's management.

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



                                                       /s/ Moen and Company


                                                       Chartered Accountants

Vancouver, British Columbia, Canada
November 9, 2001

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                               Balance Sheets
                              September 30, 2001
                               (In U.S. Dollars)
                                  (Unaudited)
               (With Comparative Figures at September 30, 2000)


                                    ASSETS             2001            2000
                                                   ------------    ------------
Current Assets
   Cash                                            $     16,457    $     10,225
   Prepaid expense                                         -              1,343
                                                   ------------    ------------
                                                         16,457          11,568

Deferred tax asset (Notes 12(b) and 13(c))               52,500          52,500
Fixed assets
   Computer equipment, at cost less
     accumulated depreciation (Note 5)                   58,563          78,318
Computer software development (Notes 2(c) and 6(b))
   Application development stage costs                  325,000         400,000
                                                   ------------    ------------
                                                   $    452,520    $    542,386
                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                $     54,675    $      4,054
   Due to related parties (Note 4)                       30,000            -
   Loan payable (Note 15)                                30,000            -
   Agreement payable - Stratford Internet
    Technologies (Note 6(b))                               -             75,000
                                                   ------------    ------------
                                                        114,675          79,054
                                                   ------------    ------------

Stockholders' Equity
   Capital Stock (Note 3)
     Authorized:
       75,000,000 common shares at $0.001 par
        value per share
     Issued and outstanding - 14,420,000
      common shares
       (2000 - 13,468,333 common shares)                 14,420          13,468
     Paid in capital in excess of par value
       of stock                                       2,218,430       1,674,532
   Deficit accumulated during development
       stage (Note 1)                                (1,895,085)     (1,224,748)
   Cumulative translation (Note 2(b))                        80              80
                                                   ------------    ------------
                                                        337,845         463,332
                                                   ------------    ------------
                                                   $    452,520    $    542,386
                                                   ============    ============

Approved on Behalf of the Board

     /s/ Chad D. Lee                      , Director
------------------------------------------

    /s/ Marlene C. Schluter               , Director
------------------------------------------

        See Accompanying Notes and Independent Accountants' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                            Statements of Income
                     Three Months Ended September 30, 2001
                              (In U.S. Dollars)
                                 (Unaudited)
    (With Comparative Figures for Three Months Ended September 30, 2000)

                                                          Cumulative From
                                                          Inception Date
                                                          of Aug 1, 1997               Three Months Ended
                                                         to September 30,                September 30,
                                                                             ------------------------------------
                                                                2001               2001                   2000
                                                         -----------------   -----------------   -----------------
Administration Costs
   Compensation on stock options                         $       150,000     $         -         $         -
   Commitment shares issued under
    funding agreement                                            345,600               -                   -
   Depreciation                                                   57,650              4,584               8,035
   Filing and transfer agent fees                                 18,774              1,109                 512
   Financing costs                                                22,550               -                   -
   Management and consulting fees                                443,586             15,000              17,568
   Office expenses, net                                          131,135              6,018              13,149
   Option payment, mineral properties                             30,000               -                   -
   Professional fees                                             195,019             12,726              16,362
   Promotion, investor relations,
    and investor communications                                   84,504                227                -
   Computer technology and
    software development-preliminary
    development stage costs                                      257,576            (73,179)               -
   Website marketing/Banner
    advertising costs                                            190,259              5,663              42,961
   Travel expenses                                                20,932               -                   -
                                                         ---------------     --------------      --------------
                                                              (1,947,585)            27,852             (98,587)
   Deferred income taxes                                          52,500               -                   -
                                                         ---------------     --------------      --------------
   Net loss for the period                               $    (1,895,085)    $       27,852      $      (98,587)
                                                         ===============     ==============      ==============

   Net loss per share, basic and diluted                                     $        (0.00)     $        (0.01)
                                                                             ==============      ==============

        See Accompanying Notes and Independent Accountants' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                          Statement of Cash Flows
                   Three Months Ended September 30, 2001
                              (In U.S. Dollars)
                                 (Unaudited)
    (With Comparative Figures for Three Months Ended September 30, 2000)

                                                          Cumulative From
                                                          Inception Date
                                                          of Aug 1, 1997               Three Months Ended
                                                         to September 30,                September 30,
                                                                             ------------------------------------
                                                                2001               2001                   2000
                                                         -----------------   -----------------   -----------------
Cash Provided by (Used for)
Operating Activities
   Net loss for the period                               $    (1,895,085)    $       27,852      $      (98,587)
   Item not requiring use of cash:
     Depreciation                                                 57,650              4,584               8,035
     Compensation on stock options                                  -                  -                   -
     Commitment shares                                           345,600               -                   -
     Shares issued for services                                   11,750            (82,250)               -
     Cumulative translation                                           80               -                   -
   Changes in non-cash working capital items
     Deferred income tax                                         (52,500)              -                   -
     Prepaid expense (increase)
     Accounts payable (decrease)                                  54,675             25,452             (19,153)
     Agreement payable                                              -               (75,000)            (25,000)
                                                         ---------------     --------------      --------------
                                                              (1,477,830)           (99,362)           (134,705)
                                                         ---------------     --------------      --------------
Investing Activities
   Computer software development application
    development stage costs                                     (325,000)            75,000                -
   Fixed assets purchased                                       (116,213)            (2,019)               -
                                                         ---------------     --------------      --------------
                                                                (441,213)            72,981                -
                                                         ---------------     --------------      --------------

Financing Activities
   Capital stock subscribed                                    1,875,500               -                 50,592
   Loan payable                                                   30,000             30,000                -
   Due to related parties                                         30,000               -                   -
                                                         ---------------     --------------      --------------
                                                               1,935,500             30,000              50,592
                                                         ---------------     --------------      --------------

Cash increase (decrease) during the period                        16,457              3,619             (84,113)
Cash, Beginning of period                                           -                12,838              94,338
                                                         ---------------     --------------      --------------

Cash, End of period                                      $        16,457     $       16,457      $       10,225
                                                         ===============     ==============       =============

        See Accompanying Notes and Independent Accountants' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                       Statements of Retained Earnings
                                   (Deficit)
                    Three Months Ended September 30, 2001
                              (In U.S. Dollars)
                                 (Unaudited)
    (With Comparative Figures for Three Months Ended September 30, 2000)

                                                          Cumulative From
                                                          Inception Date
                                                          of Aug 1, 1997               Three Months Ended
                                                         to September 30,                September 30,
                                                                             ------------------------------------
                                                                2001               2001                   2000
                                                         -----------------   -----------------   -----------------
Balance (deficit), beginning of period                   $          -        $   (1,922,937)     $   (1,126,161)

Net loss for the period                                       (1,895,085)            27,852             (98,587)
                                                         ---------------     --------------      --------------

Balance (deficit), end of period                         $    (1,895,085)    $   (1,895,085)     $   (1,224,748)
                                                         ===============     ==============       =============


        See Accompanying Notes and Independent Accountants' Report

                           ONLINE INNOVATION, INC.
                          (A Delaware Corporation)
                        (A Development Stage Company)
                      Statement of Stockholders' Equity
         From Date of Inception on August 1, 1997 to September 30, 2001
                              (In U.S. Dollars)
                                 (Unaudited)

==================================================================================================================================
                                       Number of                Additional     Total     Retained                       Total
                                        Common         par       Paid-in      Capital    Earnings    Cumulative     Stockholders'
                                        Shares        Value      Capital       Stock     (Deficit)   Translation        Equity
                                   -----------------------------------------------------------------------------------------------
Net loss for eleven month period
 ended June 30, 1998                                                                    $   (144,175)             $   (144,175)
Issued for cash, @$0.01
 October 23, 1997                   1,500,000     $  1,500    $   13,500   $   15,000                                   15,000
Issued for cash, @$0.001
 May 8, 1997                          500,000          500                        500                                      500
Issued for assignment of option
 on mineral properties, @$0.0035
 September 30, 1997                 8,500,000        8,500        21,500       30,000                                   30,000
                                   -----------------------------------------------------------------------------------------------
                                   10,500,000       10,500        35,000       45,500       (144,175)                  (98,675)
Shares subscribed and fully
 paid and issued, @$0.50
 April 6, 1999                         85,000           85        42,415       42,500                                   42,500
                                   -----------------------------------------------------------------------------------------------
Balance, June 30, 1998             10,585,000       10,585        77,415       88,000       (144,175)                  (56,175)
Net loss for year ended
 June 30, 1999                                                                              (478,497)                 (478,497)
Compensation on stock options                                    120,000      120,000                                  120,000
Cumulative translation                                                                               $   (1,055)        (1,055)
Issued for cash, @$0.50
 April 6, 1999                         20,000           20         9,980       10,000                                   10,000
Issued for cash, @$0.50
 April 6, 1999                        100,000          100        49,900       50,000                                   50,000
Issued for private business
 (note 7), @$0.50
 April 2, 1999                        400,000          400       199,600      200,000                                  200,000
Issued for cash (note 14),
 @$0.50 April 15, 1999              1,600,000        1,600       798,400      800,000                                  800,000
                                   -----------------------------------------------------------------------------------------------
Balance, June 30, 1999             12,705,000       12,705     1,255,295    1,268,000       (622,672)    (1,055)       644,273
Cumulative translation                                                                                      543            543
Shares subscribed and fully
paid, @$0.50 January 4, 2000          450,000          450       224,550      225,000                                  225,000
Net loss for year
 ended June 30, 2000                                                                        (503,489)                 (503,489)
Cumulative translation
 Issued for exercise of
 option @ $0.50
 March 13, 2000                       100,000          100        49,900       50,000                                   50,000
Compensation on stock options                                     30,000       30,000                                   30,000
Exercise of warrants @ $0.50
 May 9, 2000                           50,000           50        24,950       25,000                                   25,000
Exercise of warrants @ $0.60
 June 16, 2000                         66,667           67        39,933       40,000                                   40,000
                                   -----------------------------------------------------------------------------------------------
Balance, June 30, 2000             13,371,667       13,372     1,624,628    1,638,000     (1,126,161)      (512)       511,327
Exercise of warrants @$0.60
 August 17, 2000                       83,333           83        49,917       50,000                                   50,000
Exercise of warrants @$0.60
 February 9, 2001                     250,000          250       149,750      150,000                                  150,000
Issued for services at an
 ascribed price of $0.47 per
 share on June 11, 2001               200,000          200        93,800       94,000                                   94,000
Issue for cash, @$0.75
 June 19, 2001                         50,000           50        37,450       37,500                                   37,500
Issued as commitment shares
 at an ascribed price of $0.54
 per share on June 25, 2001           640,000          640       344,960      345,600                                  345,600
Net loss for year ended
 June 30, 2001                                                                             (796,776)                  (796,776)
Cumulative translation                                                                                      592            592
                                   -----------------------------------------------------------------------------------------------
Balance, June 30, 2001             14,595,000       14,595     2,300,505    2,315,100    (1,922,937)         80        392,243
Cancellation of 175,000
 shares on August 23, 2001           (175,000)        (175)      (82,075)     (82,250)                                 (82,250)
Net income for quarter ended
 September 30, 2001                                                                          27,852                     27,852
                                   -----------------------------------------------------------------------------------------------
Balance, September 30, 2001        14,420,000     $ 14,420    $2,218,430   $2,232,850   $(1,895,085) $       80   $    337,845
                                   ===============================================================================================

        See Accompanying Notes and Independent Accountants' Report

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

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

          b) The Company is in its development stage in the internet/ e-commerce industry as a website development company and was previously in the mining resource industry and has not generated any revenues from its planned operations. The deficit has been accumulated during the development stage.

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

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

Note 2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)
          b)   Translation of Foreign Currency (cont'd)

               Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

               An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                                    Three Months
                                                    September 30,
                                              ---------------------------
                                                  2001          2000
                                              ---------------------------
               Beginning balance,
                September 30, 2001 & 2000     $        80   $     (1,055)
               Changes during the period             -             1,135
                                              -----------   ------------
               Ending balance, September
                30, 2001 & 2000               $        80   $         80
                                              ===========   ============

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

               Amortization of computer software costs of $325,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at September 30, 2001, and therefore no amortization of this cost has been charged to operations for the period ended September 30, 2001.

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

Note 3.   CAPITAL STOCK

          a) Authorized: 75,000,000 common shares at $0.001 par value per share.

          b)   Common shares issued and outstanding are as follows:

                                                       Shares       $
                                                   -----------  -----------
               Balance, June 30, 2001              14,595,000   $ 2,315,100
               Canceled on August 23, 2001           (175,000)      (82,250)
                                                   -----------  -----------
               Balance, September 30, 2001         14,420,000   $ 2,232,850
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

          b) Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at September 30, 2001:

                    Chad D. Lee             5,500,000 common shares
                    Marlene C. Schluter     2,500,000 common shares
                                            ---------
                                            8,000,000
                                            =========

          c) As at September 30, 2001 loans to the Company unpaid are as follows:

                    Chad D. Lee             $   20,000
                    Marlene C. Schluter         10,000
                                            ----------
                                            $   30,000
                                            ==========

               These loans are non interest bearing, are unsecured, and have no specific terms of repayment.

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

Note 5   FIXED ASSETS - COMPUTER EQUIPMENT

         The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum.

         The cost and accumulated depreciation are as follows:

                                                        September 30,
                                                 ---------------------------
                                                        2001            2000
                                                 -----------     -----------
         Cost                                    $   116,213     $   107,138
         Accumulated depreciation                    (57,450)        (28,820)
                                                 -----------     -----------
         Net balance                             $    58,563     $    78,318
                                                 ===========     ===========

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

          b)   Computer Software Costs capitalized

               By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies ("Stratford"), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September 30, 2001, due to bankruptcy of Stratford for a net amount of $325,000, which is capitalized in these financial statements.

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


Note 7.   LEASE OBLIGATIONS

          a)   Computer Lease

               On June 1, 1999, the Company entered into a 36 month lease with Leasing Solution (Canada) Inc. for computer equipment to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations for balance of the fiscal year ending June 30, 2002 total CAD$910.

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

Note 10  INCOME TAXES

          The Company has losses carried forward to future years of $1,977,335. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 11  FINANCIAL INSTRUMENTS

          The Company's financial instruments consist of cash, accounts payable, agreement payable, loan payable, and due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


Note 12  CONSULTING AGREEMENTS

          National Financial Communications Corp.
          (a) By agreement dated February 1, 2000, the company engaged National Financial Communications Corp., an arm's length company, to render public relations and communication services for a period of one year commencing February 1, 2000 and terminating February 1, 2001, at $10,000 per month. The amount of $20,000 has been incurred to March 31, 2000. By mutual agreement the services were suspended in April 2000. As part of the agreement, National Financial Communications Corp. is granted options on February 1, 2000 to purchase shares of the company, exercisable, commencing February 1, 2000, and expiring January 31, 2003. February 1, 2000 is the measurement date and the vesting date. There are five options for 50,000 shares each at prices of $2.00, $3.00, $4.00, $5.00, $7.00 per share, respectively.

          (b) The compensation of $30,000 was expensed in the year ended June 30, 2000. The options are nonforfeitable.
                    Option price of 50,000 shares at $2.00 per share $ 100,000 Market price at date of issuance of option -
                              50,000 shares at $2.60                     130,000
                    Compensation added to paid-in capital              $  30,000
                                                                       ---------
                    Deferred income tax - 35% of $30,000               $  10,500
                                                                       =========

          (c)   Action Stocks Incorporated

                The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging issues Task Force consensus in issue No. 96-18("EITF 96-18"), "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

                On June 11, 2001, the Company entered into a Promotion Agreement with Action Stocks Incorporated, providing for the promotion by Action of Online Innovation, Inc. to the general investment community for a term of 6 months. The compensation to Action under this Agreement consisted of 200,000 Common Shares, at $0.47 per share payable over a six month period as follows:

                1st Month:   25,000 Common Shares, (upon execution of contract)
                2nd Month:   25,000 Common Shares
                3rd Month:   25,000 Common Shares
                4th Month:   25,000 Common Shares
                5th Month:   50,000 Common Shares
                6th Month:   50,000 Common Shares
                            -------
                            200,000
                            =======

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


Note 12  CONSULTING AGREEMENTS (cont'd)

          On July 9, 2001, the Company exercised it's right to terminate the agreement in accordance with the termination clause of the agreement. The company has issued 25,000 common shares under this agreement to Action Stocks, Incorporated. The remaining 175,000 shares issued in Action Stocks Incorporated name are in the possession of Online Innovation, Inc. and are cancelled as of August 23, 2001, and accordingly during the quarterly ended September 30, 2001, the amount of $82,250, representing 175,000 shares at $0.47 per share has been credited to expense with a corresponding reduction in Capital Stock represented by a reduction in par value of $175 and a reduction in additional paid-in capital of $82,075.

Note 13  FORDEE MANAGEMENT COMPANY

          a) As at February 2, 1999 the Company granted to Fordee Management Company with stock options to purchase 400,000 common share of the Company at a price of $0.20 per share with the expiry date of October 3, 2002. These options are outstanding as at September 30, 2001.

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
                                                                     ==========

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

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

                              ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


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

        The 640,000 commitment shares are recorded as issued at an ascribed price of $0.54 per share, as at the preceding fiscal year ended June 30, 2001.

NOTE 15  LOAN PAYABLE

        The Company received Convertible Bridge Financing from Progressive Contracting Ltd. of $30,000 and this loan is secured by a Promissory Note dated August 29, 2001, with interest payable of 10% per annum, maturing August 31, 2002.

        The Promissory Note has conversion terms, as follows:

        (a) After August 31, 2002 (the "Maturity Date"), Progressive Contracting Ltd. shall have the right, at his option, on or after the Maturity Date to convert the principal amount of this Note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in this Note, into fully paid and nonassessable shares of the Company's Common Stock at a conversion price of $0.30 per share (the "Conversion Shares").

        (b) The conversion rights of Progressive Contracting Ltd. set forth in this Section may be exercised only on the "Maturity Date" and at any time thereafter but prior to payment in full of the principal amount of and accrued interest on this Note.

        The directors and officers of Progressive Contracting Ltd. are arm's length third parties.

Item 2 - Management Discussion and Analysis or Plan of Operation

General

The Company's business is conducted through its website, www.VirtuallyDating.com. The website was operational for beta testing in February, 2000 and became operational in July, 2000. The website is only operational in terms of limited member services, however. The e-commerce portion of the website and key value added components are not yet operational. Since the e-commerce portion of the website will include the payment infrastructure for merchandise and membership fees, the Company is not currently charging membership fees. The Company is currently working with a group of web development consultants to complete the development and deployment of the e-commerce component of the website. The Company currently anticipates that the e-commerce functions will be operational by December 31, 2001. In addition, the Company will be developing other features and functions for the website (see "additional website development" below). In addition to website development, over the next 12 months the Company will also be focusing on marketing and financing.

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

Marketing Strategies

   General
   -------

Management believes that marketing will be the key to the Company's success in the short term and in the long term. As a result, management intends to focus as much of its energies as possible in the upcoming 12 months on marketing activities. The Company intends to advertise online, through print media and possibly, depending on the resources available, through television, radio and billboards. The Company's goal has been to capture 50,000 subscribing members in each of the three years following the launch of the website, for a total of 150,000 members within three years of launch. As indicated above, the website was launched in July, 2000. Member services are fully functional, but the e-commerce component of the website, which will include the fee payment infrastructure, is not yet operational. As of November 14, 2001, the Company had 36,058 members. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company's inability to secure adequate financing over the past fiscal year has limited its ability to spend money on marketing. The Company's ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled "Cash Requirements" for a discussion of the Company's attempts to raise capital in the past year and its plans to raise capital in the upcoming year.

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

   Print Media, T.V., Radio and Billboards
   ---------------------------------------

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

Additional Website Development

Initial work on the Company's website was performed by Stratford Internet Technologies Inc. (Stratford") pursuant to a consulting agreement between the Company and Stratford. As disclosed in the Company's most recent Form 10KSB, however, Stratford was unable to complete the development of the Company's website in accordance with the terms of the consulting agreement. As a result of this failure and upon learning that a trustee in bankruptcy had been appointed to manage Stratford's affairs, the Company terminated its relationship with Stratford and retained independent consultants to complete the development of the website. The consultants performing the development services are under the Company's direct supervision and are paid by the Company on a monthly basis. Payment is tied to and based on the completion of specific tasks or portions of the development work. The Company's focus with respect to website development during the upcoming months will be to complete the development and launch of the e-commerce functions. The Company anticipates that this work will be completed by December 31, 2001. The Company anticipates that it will cost an additional $75,000 to complete the development and launch the e-commerce functions.
After the e-commerce functions have been added to the website, the Company intends to continue to develop new features which will make the website more attractive to prospective members. Proposed features may include the development of live video chat functions for members whose personal computers have the capacity to perform video conferencing/interaction. In addition, the Company intends to create a webpage entitled "Hey Bartender" which would provide recipes for alcoholic cocktails. Members would be invited to post their own favorite recipes on the page. Another section entitled "Postcards From Stanley" may be created. This section would feature travel reviews of destinations geared towards singles.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until December 31, 2001. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company's ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

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

In order to complete the registration process, the Company will have to secure intermediate financing. On August 29, 2001, the Company negotiated a $30,000 loan. The loan is due and payable on August 31, 2002 (the "Maturity Date") and is secured by a convertible promissory note. The loan bears interest at a rate of 10% per annum. The promissory note is convertible at the option of the noteholder at any time after the Maturity Date into common shares of the Company at a conversion price of $0.30 per share. The conversion rights may be exercised at any time after the Maturity Date, but must be exercised prior to payment in full of the principal amount of the loan and any accrued interest. The Company will require additional funding, however, in order to meet its ongoing obligations past December 31, 2001. The Company is, therefore,
currently exploring various financing options.   There is no guarantee that
adequate financing will be arranged. Without additional financing, the Company may be unable to access the funds that are to be made available under the Stock Purchase Agreement and may be unable to continue operations.

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

On august 29, 2001, the Company issued a convertible promissory note to Progressive Contracting Ltd. to secure a loan of $30,000 made to the Company. The promissory note is convertible at the option of the Progressive Contracting Ltd. at any time after August 31, 2002 into common shares of the Company at a conversion price of $0.30 per share. The conversion rights must be exercised prior to payment in full of the principal amount of the loan and any accrued interest. The conversion rights may be exercised in respect of the principal amount of the loan and any accrued interest at the time of conversion. The promissory note was issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. The noteholder was not a "U.S. person" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

On August 23, 2001, the Company cancelled 175,000 shares of its common stock that had previously been issued in the name of Action Stocks, Inc. pursuant to a consulting agreement between the Company and Action Stocks, Inc. The shares were issued but never delivered to Action Stocks, and the Company terminated the agreement with Action Stocks in accordance with its provisions before the obligation to deliver the shares arose.

Item 3 - Defaults Upon Senior Securities

There have been no material defaults in the payment of principal, interest, sinking or purchase fund installments or any other material defaults with respect to indebtedness of the Company exceeding 5% of the total assets of the Company. No material arrearage in the payment of dividends and no delinquency with respect to any preferred stock of the Company has occurred.

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


Date: November 14, 2001                     ONLINE INNOVATION, INC.
      -------------------
                                                  (Registrant)


                                            By:   /s/ Chad D. Lee
                                               ----------------------------
                                               Chad D. Lee, President