Form 10QSB
period 2001-12-31
ONLINE INNOVATION INC
filed 2002-02-14
CIK 1104734

United States Securities and Exchange Commission
                          Washington, D.C. 20549

                                Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
            For the quarterly period ended December 31, 2001

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

As of February 12, 2002, the registrant's outstanding common stock consisted of 14,420,000 shares.

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

   Item 3.     Defaults Upon Senior Securities

   Item 4.     Submission of Matters to a Vote
               of Securities Holders

   Item 5.     Other Information

   Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Attached are the registrant's unaudited financial statements for the six month period ended December 31, 2001, with comparative figures for the six month period ended December 31, 2000 and the Independent Accountant's Report thereon.

                                MOEN AND COMPANY
                              CHARTERED ACCOUNTANTS

PO Box 10129                              Telephone:              (604)662-8899
1400 - 701 West Georgia Street            Fax:                    (604)662-8809
Vancouver, BC V7Y 1C6                     Email:   moenandcompany@attcanada.net

-------------------------------------------------------------------------------

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of December 31, 2001 and December 31, 2000, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the six month periods then ended. These financial statements are the responsibility of the Company's management.

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



                                                       /s/ Moen and Company


                                                       Chartered Accountants

Vancouver, British Columbia, Canada
February 8, 2002

                             ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)
                 (With Comparative Figures at December 31, 2000)

                                     ASSETS

                                                         2001           2000
                                                     -----------    -----------
Current Assets (Note 17)
   Cash                                              $     6,479    $       -
   Prepaid expense                                         2,209            -
                                                     -----------    -----------
                                                           8,688            -
                                                     -----------    -----------
Deferred income tax (Notes 13 and 14)                     52,500         52,500
                                                     -----------    -----------
Fixed assets (Note 5)
   Computer equipment, at cost                           116,654        107,138
   Less: accumulated depreciation                        (62,234)       (36,855)
                                                     -----------    -----------

                                                          54,420         70,283
                                                     -----------    -----------
Computer software development (Note 2(d) and 6(b))
   Application development stage costs                   325,000        400,000
                                                     -----------    -----------

                                                     $   440,608    $   522,783
                                                     ===========    ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Bank overdraft                                   $       -       $        52
   Accounts payable and accrued (Note 4(a)(ii))           64,438         25,423
   Loans payable                                          66,452           -
   Due to related parties (Note 4(d))                     35,161         20,000
   Agreement payable - Stratford Internet
      Technologies (Note 6(b))                              -            75,000
                                                     -----------    -----------
                                                         166,051        120,475
                                                     -----------    -----------
Stockholders' Equity
   Capital Stock (Note 3)
     Authorized:
       75,000,000 common shares at $0.001 par value
     Capital stock subscribed and unissued
     Issued and outstanding
       14,420,000 common share ( 2000 - 13,468,333
        shares) - par value                               14,420         13,468
       Paid in capital in excess of par value
        of stock                                       2,218,430      1,674,532
   Deficit accumulated during development
    stage (Note 1)                                    (1,958,373)    (1,285,772)
   Cumulative translation                                     80             80
                                                     -----------    -----------
                                                         274,557        402,308
                                                     -----------    -----------
                                                     $   440,608    $   522,783
                                                     ===========    ===========

Approved on Behalf of the Board


     /s/ Chad D. Lee
     -------------------------------

     /s/ Marlene C. Schluter
     -------------------------------

      See Accompanying Notes and Independent Accountants' Report

                             ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                           Statement of Profit and Loss
                        Six Months Ended December 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)
        (With Comparative Figures for Six Months Ended December 31, 2000)

                                          Cumulative From
                                          Inception Date
                                          of Aug 1, 1997              Six Months Ended                       Quarter Ended
                                         to December 31,                 December 31,                          December 31,
                                                            ----------------------------------    ----------------------------------
                                               2001               2001               2000                 2001               2000
                                         ---------------    ---------------    ---------------    ---------------    ---------------
Administration Costs
   Compensation expense-stock options    $     150,000      $        -         $        -         $        -         $        -
   Commitment shares issued under
     funding agreement                         345,600               -                  -                  -                  -
   Depreciation                                 62,234              9,168             16,070              4,584              8,035
   Filing and transfer agent fees               19,434              1,769                562                660                 50
   Financing costs                              22,550               -                  -                  -                  -
   Management and consulting fees              470,580             41,994             40,742             26,994             23,174
   Office expenses, net                        134,753              9,636             20,266              3,618              7,117
   Option payment on mineral properties         30,000               -                  -                  -                  -
   Professional fees                           200,384             18,091             20,832              5,365              4,470
   Promotion, investor relations,
     and investor communications                84,504                227                480               -                   480
   Computer technology and
     website costs                             278,613            (52,142)              -                21,037               -
   Website marketing/Banner
     advertising costs                         191,289              6,693             52,255              1,030              9,294
   Travel expenses                              20,932               -                 8,404               -                 8,404
                                         -------------      -------------      -------------      -------------      -------------
                                            (2,010,873)           (35,436)          (159,611)           (63,288)           (61,024)
Deferred tax expense                            52,500               -                  -                  -                  -
Net loss for the period                  $  (1,958,373)     $     (35,436)     $    (159,611)     $     (63,288)     $     (61,024)
                                         =============      =============      =============      =============      =============

Net loss per share, basic and diluted                       $       (0.01)     $       (0.02)     $       (0.01)     $       (0.01)
                                                            =============      =============      =============      =============

      See Accompanying Notes and Independent Accountants' Report

                             ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                              Statement of Cash Flows
                        Six Months Ended December 31, 2001
                                 (In U.S. Dollars)
                                    (Unaudited)
         (With Comparative Figures for Six Months Ended December 31, 2000)

                                          Cumulative From
                                          Inception Date
                                          of Aug 1, 1997              Six Months Ended                       Quarter Ended
                                         to December 31,                 December 31,                          December 31,
                                                            ----------------------------------    ----------------------------------
                                               2001               2001               2000                 2001               2000
                                         ---------------    ---------------    ---------------    ---------------    ---------------
   Compensation expense-stock options    $     150,000      $        -         $        -         $        -         $        -
Cash Provided by (Used for)
Operating Activities
   Net loss for the period               $  (1,958,373)     $     (35,436)     $    (159,611)     $     (63,288)     $     (61,024)
   Items not requiring use of cash:
     Common shares issued for computer
       technology and website costs            345,600               -                  -                  -                  -
     Shares issued for services                 11,750            (82,250)              -                  -                  -
     Depreciation                               62,234              9,168             16,070              4,584              8,035
     Cumulative translation                         80               -                   592               -                  -
   Changes in non-cash working
    capital items
     Prepaid expense                            (2,209)            (2,209)             1,343             (2,209)             1,343
     Accounts payable & accrued
      increase                                  64,438             35,215              2,216              9,763             21,369
     Deferred income tax                       (52,500)              -                  -                  -                  -
     Agreement payable                            -               (75,000)           (25,000)              -                  -
                                         -------------      -------------      -------------      -------------      -------------
                                            (1,528,980)          (150,512)          (164,390)           (51,150)           (30,277)
                                         -------------      -------------      -------------      -------------      -------------

Investing Activities
   Computer software development              (325,000)            75,000               -                  -                  -
   Fixed assets purchased                     (116,654)            (2,460)              -                  (441)              -
                                         -------------      -------------      -------------      -------------      -------------
                                              (441,654)            72,540               -                  (441)              -
                                         -------------      -------------      -------------      -------------      -------------

Financing Activities
   Capital stock                             1,875,500               -                50,000               -                  -
   Loan payable                                 66,452             66,452               -                36,452               -
   Due to related parties                       35,161              5,161             20,000              5,161             20,000
                                         -------------      -------------      -------------      -------------      -------------
                                             1,977,113             71,613             70,000             41,613             20,000
                                         -------------      -------------      -------------      -------------      -------------
Increase(Decrease) in Cash During
   the Period                                    6,479             (6,359)           (94,390)            (9,978)           (10,277)

Cash, Beginning of Period                         -                12,838             94,338             16,457             10,225
                                         -------------      -------------      -------------      -------------      -------------

Cash(Overdraft), End of Period           $       6,479      $       6,479      $         (52)     $       6,479      $         (52)
                                         =============      =============      =============      =============      =============

      See Accompanying Notes and Independent Accountants' Report

                             ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                      Statement of Retained Earnings (Deficit)
                                 December 31, 2001
                                 (In U.S. Dollars)
                                    (Unaudited)
         (With Comparative Figures for Six Months Ended December 31, 2000)

                                          Cumulative From
                                          Inception Date
                                          of Aug 1, 1997              Six Months Ended                       Quarter Ended
                                         to December 31,                 December 31,                          December 31,
                                                            ----------------------------------    ----------------------------------
                                               2001               2001               2000                 2001               2000
                                         ---------------    ---------------    ---------------    ---------------    ---------------
Balance (deficit), beginning of period   $        -         $  (1,922,937)     $  (1,126,161)     $  (1,895,085)     $  (1,224,748)

Net loss for the period                     (1,958,373)           (35,436)          (159,611)           (63,288)           (61,024)
                                         -------------      -------------      -------------      -------------      -------------

Balance (deficit), end of period         $  (1,958,373)     $  (1,958,373)     $  (1,285,772)     $  (1,958,373)     $  (1,285,772)
                                         =============      =============      =============      =============      =============

      See Accompanying Notes and Independent Accountants' Report

                             ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                           (A Development Stage Company)
                         Statement of Stockholders' Equity
             From Date of Inception on August 1, 1997 to December 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

===================================================================================================================================
                                Number of                    Additional         Total         Retained                   Total
                                 Common          par           Paid-in         Capital       Earnings    Cumulative   Stockholders'
                                 Shares         Value          Capital          Stock        (Deficit)   Translation     Equity
                              -----------------------------------------------------------------------------------------------------
Net loss for eleven month
 period ended June 30, 1998                                                              $  (144,175)         -      $  (144,175)
Issued for cash, @$0.01
 October 23, 1997              1,500,000       $     1,500   $    13,500   $    15,000          -             -           15,000
Issued for cash, @$0.001
 May 8, 1997                     500,000               500          -              500          -             -              500
Issued for assignment of
 option on mineral
 properties, @$0.0035
 September 30, 1997            8,500,000             8,500        21,500        30,000          -             -           30,000
                              -----------------------------------------------------------------------------------------------------
                              10,500,000            10,500        35,000        45,500      (144,175)         -          (98,675)
Shares subscribed and
 fully paid and issued,
 @$0.50 April 6, 1999             85,000                85        42,415        42,500          -             -           42,500
                              -----------------------------------------------------------------------------------------------------
Balance, June 30, 1998        10,585,000            10,585        77,415        88,000      (144,175)         -          (56,175)
Net loss for year ended
 June 30, 1999                      -                 -             -             -         (478,497)         -         (478,497)
Compensation on stock
 options                            -                 -          120,000       120,000          -             -          120,000
Cumulative translation              -                 -             -             -             -           (1,055)       (1,055)
Issued for cash, @$0.50
 April 6, 1999                    20,000                20         9,980        10,000          -             -           10,000
Issued for cash, @$0.50
 April 6, 1999                   100,000               100        49,900        50,000          -             -           50,000
Issued for private business
 (note 7), @$0.50
 April 2, 1999                   400,000               400       199,600       200,000          -             -          200,000
Issued for cash(note 14),
 @$0.50 April 15, 1999         1,600,000             1,600       798,400       800,000          -             -          800,000
                              -----------------------------------------------------------------------------------------------------
Balance, June 30, 1999        12,705,000            12,705     1,255,295     1,268,000      (622,672)       (1,055)      644,273

Cumulative translation              -                 -             -             -             -               543          543
Shares subscribed and
 fully paid, @$0.50
 January 4, 2000                 450,000               450       224,550       225,000          -              -         225,000
Net loss for year
 ended June 30, 2000                -                 -             -             -         (503,489)          -        (503,489)
Cumulative translation
Issued for exercise of
 option @ $0.50
 March 13, 2000                  100,000               100        49,900        50,000          -              -          50,000
Compensation on stock
 options                            -                 -           30,000        30,000          -              -          30,000
Exercise of warrants
 @ $0.50 May 9, 2000              50,000                50        24,950        25,000          -              -          25,000
Exercise of warrants
 @ $0.60 June 16, 2000            66,667                67        39,933        40,000          -              -          40,000
                              -----------------------------------------------------------------------------------------------------
Balance, June 30, 2000        13,371,667            13,372     1,624,628     1,638,000    (1,126,161)          (512)     511,327
Exercise of warrants
 @$0.60 August 17, 2000           83,333                83        49,917        50,000          -              -          50,000
Exercise of warrants
 @$0.60 February 9, 2001         250,000               250       149,750       150,000          -              -         150,000
Issued for services at
 an ascribed price of
 $0.47 per share on
 June 11, 2001                   200,000               200        93,800        94,000          -              -          94,000
Issue for cash,
 @$0.75 June 19,
 2001                             50,000                50        37,450        37,500          -              -          37,500
Issued as commitment
 shares at an
 ascribed price of
 $0.54 per share on
 June 25, 2001                   640,000               640       344,960       345,600          -              -         345,600
Net loss for year
 ended June 30, 2001                -                 -             -             -         (796,776)          -        (796,776)
Cumulative translation              -                 -             -             -             -               592          592
                              -----------------------------------------------------------------------------------------------------
Balance, June 30, 2001        14,595,000            14,595     2,300,505     2,315,100    (1,922,937)            80      392,243

Cancellation of
 175,000 shares on
 August 23, 2001                (175,000)             (175)      (82,075)      (82,250)         -              -         (82,250)
Net income for
 period ended
 December 31, 2001                  -                 -             -             -          (35,436)          -         (35,436)
                              -----------------------------------------------------------------------------------------------------
Balance, December 31, 2001    14,420,000       $    14,420   $ 2,218,430   $ 2,232,850   $(1,958,373)  $         80  $   274,557
                              =====================================================================================================

      See Accompanying Notes and Independent Accountants' Report

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)

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

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


Note 2.    SIGNIFICANT ACCOUNTING POLICIES (cont'd)
           b) Translation of Foreign Currency (cont'd)

              Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

              An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                                             Three Months
                                                             December 31,
                                                        -----------------------
                                                            2000       2001
                                                        ----------   ----------
              Beginning balance June 30, 2001 & 2000    $       80   $   (1,055)
              Changes during the period                       -           1,135
                                                        ----------   ----------
              Ending balance, December 31, 2001 & 2000  $       80   $       80
                                                        ==========   ==========

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

           c) Amortization of Computer Software
              Development - Application Development Stage Costs

              The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized. When the company is in the post-implementation/ operation stage, costs will be expensed as incurred.

              Amortization of computer software costs of $325,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at December 31, 2001, and therefore no amortization of this cost has been charged to operations for the period ended December 31, 2001.

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


Note 3.    CAPITAL STOCK

           a) Authorized: 75,000,000 common shares at $0.001 par value per share.

           b) Common shares issued and outstanding are as follows:

                                                          Shares         $
                                                        ----------   ----------
                     Balance, June 30, 2001             14,595,000   $2,315,100
                     Canceled on August 23, 2001          (175,000)     (82,250)
                                                        ----------   ----------
                     Balance, December 31, 2001         14,420,000   $2,232,850
                                                        ==========   ==========


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

           b) Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at December 31, 2001:

                            Chad D. Lee               5,500,000 common shares
                            Marlene C. Schluter       2,500,000 common shares
                                                      ---------
                                                      8,000,000
                                                      =========

           c) As at December 31, 2001 loans to the Company unpaid are as follows:

                            Chad D. Lee               $    21,935
                            Marlene C. Schluter            13,226
                                                      -----------
                                                      $    35,161
                                                      ===========

              These loans are non interest bearing, are unsecured, and have no specific terms of repayment.

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


Note 5.    FIXED ASSETS - COMPUTER EQUIPMENT

           The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum.

           The cost and accumulated depreciation are as follows:

                                                              December 31,
                                                        -----------------------
                                                            2000       2001
                                                        ----------   ----------

                     Cost                               $  116,654   $  107,138
                     Accumulated depreciation              (62,234)     (36,855)
                                                        ----------   ----------
                     Net balance                        $   54,420   $   70,283
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

           b) Computer Software Costs capitalized

              By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies ("Stratford"), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of
                                      -----------------------
              $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September 30, 2001, due to bankruptcy of Stratford for a net amount of $325,000, which is capitalized in these financial statements.

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


Note 7.     LEASE OBLIGATIONS

           a) Computer Lease
              On June 1, 1999, the Company entered into a 36 month lease with Leasing Solution (Canada) Inc. for computer equipment to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations for balance of the fiscal year ending June 30, 2002 total CAD$607.

           b) Lease of Premises
              The Company entered into leases for offices located at #118-1118 Homer Street, Vancouver and #119-1118 Homer Street, respectively, effective November 1, 2001 with S & W 97 Enterprises Ltd. for the term of one year for monthly rent and costs of CAD$900 and CAD$700, respectively, with options to renew the leases for a further term of one year, each.

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

           b) No liability for potential pension costs has been recorded to December 31, 2001.

Note 9.    NET LOSS PER SHARE

           Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Note 10.   INCOME TAXES

           The Company has losses carried forward to future years of $1,958,373. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 11.   FINANCIAL INSTRUMENTS

           The Company's financial instruments consist of cash, accounts payable, agreement payable, loans payable, and due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


Note 12.   CONSULTING AGREEMENTS

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

           b) The compensation of $30,000 was expensed in the year ended June 30, 2000. The options are nonforfeitable.
                 Option price of 50,000 shares at $2.00 per share $ 100,000 Market price at date of issuance of option -
                    50,000 shares at $2.60                              130,000
                 Compensation added to paid-in capital               $   30,000
                                                                     ----------
                 Deferred income tax - 35% of $30,000                $   10,500
                                                                     ==========

Note 13.   FORDEE MANAGEMENT COMPANY

           a) As at February 2, 1999 the Company granted to Fordee Management Company with stock options to purchase 400,000 common share of the Company at a price of $0.20 per share with the expiry date of October 3, 2002. These options are outstanding as at December 31, 2001.

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
                                                                     ==========

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


Note 14.   COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL FUND II, LCC

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

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


Note 14.   COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL FUND II, LCC
           (cont'd)

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

NOTE 15.   LOAN PAYABLE

           a) The Company received Convertible Bridge Financing from Progressive Contracting Ltd. of $30,000 and this loan is secured by a Promissory Note dated August 29, 2001, with interest payable of 10% per annum, maturing August 31, 2002.

              The Promissory Note has conversion terms, as follows:

              i) After August 31, 2002 (the "Maturity Date"), Progressive Contracting Ltd. shall have the right, at his option, on or after the Maturity Date to convert the principal amount of this Note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in this Note, into fully paid and nonassessable shares of the Company's Common Stock at a conversion price of $0.30 per share (the "Conversion Shares").

              ii) The conversion rights of Progressive Contracting Ltd. set forth in this Section may be exercised only on the "Maturity Date" and at any time thereafter but prior to payment in full of the principal amount of and accrued interest on this Note.

              The directors and officers of Progressive Contracting Ltd. are arm's length third parties.

                            ONLINE INNOVATION, INC.
                             (A Delaware Corporation)
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2001
                                (In U.S. Dollars)
                                   (Unaudited)


NOTE 15.   LOAN PAYABLE (cont'd)

           b) The Company received Convertible Bridge Financing from CK Dragon Trust of $30,000 and this loan is secured by a Promissory Note dated November 7, 2001, with interest payable of 10% per annum, maturing April 7, 2002.

              The Promissory Note has conversion terms, as follows:

              i) After April 7, 2002 (the "Maturity Date"), CK Dragon Trust shall have the right, at their option, on or after the Maturity Date to convert the principal amount of the Note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in this Note, into fully paid and non-assessable shares of the Company's Common Stock at a conversion price of $0.20 per share (the "Conversion Shares").

              ii) The conversion rights of CK Dragon Trust set forth in this Section may be exercised only on the "Maturity Date" and at any time thereafter but prior to payment in full of the principal amount of and accrued interest on this Note.

                    CK Dragon Trust is not a director or officer of the Company and is an arm's length third party.

           c) Loan from Snowy Creek Resources

              The company had received a loan from Snowy Creek Resources, Ltd. of $10,000CDN on November 7, 2001. No specific interest or repayment terms were specified with this loan.

              Snowy Creek Resources, Ltd. is a private company in which Ms. Marlene C. Schluter acts as the President and Director. Ms. Schluter is a Director, Secretary, and Treasurer of Online Innovation, Inc.

Item 2 - Management Discussion and Analysis or Plan of Operation

General

The Company's business is conducted through its website, www.VirtuallyDating.com. The primary focus of the www.VirtuallyDating.com website is matchmaking. In addition to providing matchmaking services for single adults through a specialized search engine for members, the site provides various interactive, entertainment related components that facilitate social interaction between members. While membership is currently being offered free of charge, the Company intends to generate revenues by charging membership fees once the site is fully operational.

The website was operational for beta testing in February, 2000. While limited member services became available to the public in July, 2000 (the search engine and matching functions, for example), the e-commerce portion of the website and certain key value added components (such as member chat and video conferencing services) are not yet fully operational. Since the e-commerce portion of the website will include the payment infrastructure for merchandise and membership fees, the Company is not currently charging membership fees. The Company is currently working with a group of web development consultants to complete the development and deployment of the e-commerce and additional value added components of the website. These components are currently operational and functioning internally for beta testing purposes but have not been launched for public use. The Company currently anticipates that the e-commerce and additional value added components will be fully operational by March 31, 2002. (see "additional website development" below).

In addition to finalizing the development of its website, it will be necessary for the Company to raise additional capital over the next 12 months. (see "Cash Requirements" below) To the extent that sufficient capital is available, the Company also intends to engage in a range of marketing activities to promote the use of its website.

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

Additional Website Development

Initial work on the Company's website was performed by Stratford Internet Technologies Inc. (Stratford") pursuant to a consulting agreement between the Company and Stratford. As disclosed in the Company's most recent Form 10KSB, however, Stratford was unable to complete the development of the Company's website in accordance with the terms of the consulting agreement. As a result of this failure and upon learning that a trustee in bankruptcy had been appointed to manage Stratford's affairs, the Company terminated its relationship with Stratford and retained independent consultants to complete the development of the website. The consultants performing the development services are under the Company's direct supervision and are paid by the Company on a monthly basis. Payment is tied to and based on the completion of specific tasks or portions of the development work.
The Company's focus with respect to website development during the upcoming months will be to complete the launch of the e-commerce and additional value added components of the website. The e-commerce functions are currently operating internally for beta testing purposes. They have not been launched for public use. The Company has also developed certain new value added features for the website, including several new greeting cards, a member chat area, video/voice chat functions and photograph upload and management functions.
These features are also operational internally for beta testing and the Company will be attempting to launch them with the e-commerce functions. The Company anticipates that all of these functions will be launched by March 31, 2002 and will require an additional $25,000 in development expenditures.
After the e-commerce and other functions listed above have been added to the website, the Company intends to continue to develop new features which will make the website more attractive to prospective members. The Company intends to create a webpage entitled "Hey Bartender" which would provide recipes for alcoholic cocktails. Members would be invited to post their own favorite recipes on the page. Another section entitled "Postcards From Stanley" may be created. This section would feature travel reviews of destinations geared towards singles.
Marketing Strategies

   General
   -------

Management believes that marketing will be the key to the Company's success in the short term and in the long term. As a result, management intends to focus as much of its energies as possible in the upcoming 12 months on marketing activities. Its ability to do so, however, will be dependent on its ability to raise adequate financing. (see "Cash Requirements" below)

The Company intends to advertise online, through print media and possibly, depending on the resources available, through television, radio and billboards. The Company's goal has been to capture 50,000 subscribing members in each of the three years following the launch of the website, for a total of 150,000 members within three years of launch. The target market for the Company's service is single adults, aged 18-49, with basic computer skills and access to the internet. The Company intends to focus on the North American market in the short term and consider other markets at a later date.

As of February 12, 2002, the Company's website had 37,175 members. The current membership numbers are below the goal of 50,000 per year set by the Company. In management's view, this shortcoming is the result of delays in finalizing the website and inability to allocate significant funds to marketing activities. To date, available funds have been allocated primarily towards administrative costs and costs associated with website development. The Company hopes to be more successful in attaining membership goals once funds have been secured and are available for increased marketing. (see "Cash Requirements" below)

   Online Advertising
   ------------------

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until February 28, 2002. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company's ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

As disclosed in the Company's most recent 8-K filing, the Company recently entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") with Fusion Capital Fund II, LLC, a Chicago based institutional investor ("Fusion"). Pursuant to the Stock Purchase Agreement, subject to certain terms and conditions discussed further below, Fusion has agreed to purchase $6,000,000 of the Company's common stock. The stock will be purchased at a rate of $10,000 per trading day, or $200,000 every 20 trading days. The purchase price of the stock will be based on the market price of the Company's common shares at the time of purchase. Under the Stock Purchase Agreement, the Company is not obligated to commence sales of its common stock to Fusion and Fusion is not obligated to make any purchases of the Company's common stock, until the Company has filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission respecting at least 2,000,000 of the shares of the Company's common stock to be issued pursuant to the Stock Purchase Agreement. In order to secure the funds available under the Stock Purchase Agreement, therefore, it will be necessary for the Company prepare and file a registration statement with the Securities and Exchange Commission. The
Company anticipates that this process will cost approximately $100,000 and take approximately 6 months to complete.

In order to complete the registration process, the Company will have to secure intermediate financing. The Company has negotiated two bridge financings since its financial year end on June 30, 2001. On August 29, 2001, the Company negotiated a $30,000 loan, due and payable on August 31, 2002 and secured by a convertible promissory note. The loan bears interest at a rate of 10% per annum. The promissory note is convertible at the option of the noteholder at any time after August 31, 2002 into common shares of the Company at a conversion price of $0.30 per share. The conversion rights may be exercised at any time after August 31, 2002, but must be exercised prior to payment in full of the principal amount of the loan and any accrued interest. On November 7, 2001, the Company negotiated an additional $30,000 loan. The second loan is due and payable on April 7, 2002 and is also secured by a convertible promissory note. The second note also bears interest at a rate of 10% per annum. It is convertible at the option of the noteholder at any time after April 7, 2002 into common shares of the Company at a conversion price of $0.20 per share. The conversion rights may be exercised at any time after April 7, 2002 but must be exercised prior to payment in full of the principal amount of the loan and any accrued interest. On November 7, 2001, the Company received an additional loan of $10,000 (CDN) from Snowy Creek Resources, Ltd. This loan is unsecured and has no specific interest or repayment terms. Snowy Creek Resources is a private company for which Marlene C. Schluter acts as president and director. Ms. Schluter is also a director of the Company.

The loans described above have been applied primarily to general and administrative expenses and to website development. The Company will require significant additional funding, therefore, to prepare and file a registration statement and access the funds available under the Stock Purchase Agreement. In addition, the Company will need additional funding in order to meet its ongoing obligations past February 28, 2002. The Company is, therefore, currently
exploring various financing options.   There is no guarantee that adequate
financing will be arranged. Without additional financing, the Company may be unable to access the funds that are to be made available under the Stock Purchase Agreement and may be unable to continue operations.

The Company intends to use the proceeds of any financing to fund ongoing operations. Specifically, funds will be utilized for general and administrative expenses and expenses related to the filing and preparation of a registration statement respecting the stock to be issued under the Stock Purchase Agreement. Funds will also be utilized for ongoing development of the Company's internet based products and services and, if possible, for marketing of those products and services.

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

On November 7, 2001, the Company issued a convertible promissory note to CK Dragon Trust to secure a loan of $30,000 made to the Company by CK Dragon Trust. The promissory note is convertible at the option of CK Dragon Trust at any time after April 7, 2002 into common shares of the Company at a conversion price of $0.20 per share. The conversion rights must be exercised prior to payment in full of the principal amount of the loan and any accrued interest. The conversion rights may be exercised in respect of the principal amount of the loan and any accrued interest at the time of conversion. The promissory note was issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance on the exemption from registration contained in sections 4(2) and 3(b) of the Securities Act and on Regulation D promulgated thereunder.

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


Date: February 13, 2002          ONLINE INNOVATION, INC.
    -------------------
                                      (Registrant)


                                 By:   /s/ Chad D. Lee
                                    --------------------------
                                    Chad D. Lee, President