Form 10QSB
period 2002-03-31
ONLINE INNOVATION INC
filed 2002-05-15
CIK 1104734

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
         For the transition period from _________ to __________________

                         Commission File Number: 0-29285
                                                 -------

                             ONLINE INNOVATION, INC.
                 (Name of Small Business Issuer in its charter)

               Delaware                                52-2058364
   --------------------------------------    ---------------------------------
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

   -----------------------------------------------------------------------------
    Former name, former address, and former fiscal year, if changed since last report

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

As of May 14, 2002, the registrant's outstanding common stock consisted of 14,420,000 shares.

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

        Item 3.          Defaults Upon Senior Securities

        Item 4.          Submission of Matters to a Vote
                         of Securities Holders

        Item 5.          Other Information

        Item 6.          Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBITS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

Attached are the registrant's unaudited financial statements for the nine month period ended March 31, 2002, with comparative figures for the nine month period ended March 31, 2001, and the Independent Accountant's Report thereon.

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
Vancouver, BC V7Y 1C6                        Email: moenandcompany@attcanada.net
--------------------------------------------------------------------------------


                            INDEPENDENT ACCOUNTANTS' REPORT



To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of March 31, 2002 and March 31, 2001, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.



                                                            /s/ Moen and Company


                                                           Chartered Accountants

Vancouver, British Columbia, Canada
May 14, 2002

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                                 Balance Sheet
                                 March 31, 2002
                               (In U.S. Dollars)
                                  (Unaudited)
                  (With Comparative Figures at March 31, 2001)


                                     ASSETS               2002          2001
                                                       ----------    ----------
Current Assets
   Cash                                                $    8,044    $   61,003
   Prepaid expense                                          2,209         1,325
                                                       ----------    ----------
                                                           10,253        62,328
Deferred tax asset (Note 12b(ii) and 13(c))                52,500        52,500
Fixed Assets
   Computer equipment, at cost less accumulated
     depreciation (Note 5)                                 50,338        62,248
Computer software development (Note 6(B))
   Application development stage costs                    325,000       400,000
                                                       ----------    ----------
                                                       $  438,091    $  577,076
                                                       ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                    $   94,981    $   19,597
   Due to related parties (Notes 4)                        30,000        30,000
   Loans payable (Note 15)                                100,000          -
   Agreement payable - Stratford Internet
     Technologies (Note 6(b))                                -           75,000
                                                       ----------    ----------
                                                          224,981       124,597
                                                       ----------    ----------

Stockholders' Equity
  Capital Stock (Note 3)
     Authorized:
       75,000,000 common shares at $0.001 par
        value per share
     Issued and outstanding - 14,420,000 common shares
      (2001 - 13,705,000 common shares)                    14,420        13,705
     Paid in capital in excess of par value of stock    2,218,430     1,824,295
Deficit accumulated during development stage (note 1)  (2,020,014)   (1,385,601)
Cumulative translation adjustment                             274            80
                                                       ----------    ----------
                                                          213,110       452,479
                                                       ----------    ----------
                                                       $  438,091    $  577,076
                                                       ==========    ==========

/s/ Chad D. Lee        , Director
-----------------------

/s/ Marlene C. Schluter, Director
-----------------------


            See Accompanying Notes and Independent Accountants' Report

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                         Statement of Profit and Loss
                               (In U.S. Dollars)
                                  (Unaudited)

                                          Cumulative From
                                           Inception Date
                                           of Aug 1, 1997       Nine Months Ended                Three Months Ended
                                            to March 31,              March 31,                         March 31,
                                                           ------------------------------  ------------------------------
                                                2002            2002             2001           2002             2001
                                           --------------  --------------  --------------  --------------  --------------
Administration Costs
   Compensation on stock option                   150,000            -               -               -               -
   Commitment shares issued under
    funding agreement                             345,600            -               -               -               -
   Depreciation                                    66,316          13,250          24,105           4,082           8,035
   Filing and transfer agent fees                  19,751           2,086           2,945             317           2,383
   Financing costs                                 22,550            -               -               -               -
   Management and consulting fees                 490,245          61,659          63,067          19,665          22,325
   Office expenses, net                           146,491          21,374          31,812          11,738          11,546
   Option payment, mineral properties              30,000            -               -               -               -
   Professional fees                              201,347          19,054          64,551             963          43,719
   Promotion, investor relations,
    and investor communications                    84,504             227             985            -                505
   Computer technology and
    software development-preliminary
    development stage costs                       286,944         (43,811)           -              8,331            -
   Website marketing/Banner
    advertising costs                             192,378           7,782          63,571           1,089          11,316
   Travel expenses                                 36,388          15,456           8,404          15,456            -
                                           --------------  --------------  --------------  --------------  --------------
                                                2,072,514          97,077         259,440          61,641          99,829
Deferred income taxes                             (52,500)           -               -               -               -
                                           --------------  --------------  --------------  --------------  --------------
Net loss for the period                    $    2,020,014  $       97,077  $      259,440  $       61,641  $       99,829
                                           ==============  ==============  ==============  ==============  ==============
Net loss per share, basic and diluted                      $         0.01  $        (0.02) $         0.00  $        (0.01)
                                                           ==============  ==============  ==============  ==============


            See Accompanying Notes and Independent Accountants' Report

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                            Statement of Cash Flows
                               (In U.S. Dollars)
                                  (Unaudited)

                                          Cumulative From
                                           Inception Date
                                           of Aug 1, 1997       Nine Months Ended                Three Months Ended
                                            to March 31,              March 31,                         March 31,
                                                           ------------------------------  ------------------------------
                                                2002            2002             2001           2002             2001
                                           --------------  --------------  --------------  --------------  --------------
Cash Provided by (Used for)
Operating Activities
   Net loss for the period                 $   (2,020,014) $      (97,077) $     (259,440) $      (61,641) $      (99,829)
   Item not requiring use of cash:
    Common shares issued for computer
     technology and website costs                 345,600            -               -               -               -
   Shares issued for services,
     (shares cancelled)                            11,750         (82,250)           -               -               -
   Depreciation                                    66,316          13,250          24,105           4,082           8,035
   Compensation on stock options                     -               -               -               -               -
   Cumulative translation adjustment                  274             194             592             194            -
Changes in non-cash working capital items
   Deferred income tax                            (52,500)           -               -               -               -
   Prepaid expense (increase)                      (2,209)         (2,209)             18            -             (1,325)
   Accounts payable (decrease)                     94,981          65,758          (3,610)         30,543          (5,826)
   Agreement payable                                 -            (75,000)        (25,000)           -               -
                                           --------------  --------------  --------------  --------------  --------------
                                               (1,555,802)       (177,334)       (263,335)        (26,822)        (98,945)
                                           --------------  --------------  --------------  --------------  --------------
Investing Activities
   Computer software development
    Application development stage costs          (325,000)         75,000            -               -               -
    Fixed assets purchased                       (116,654)         (2,460)           -               -               -
                                           --------------  --------------  --------------  --------------  --------------
                                                 (441,654)         72,540            -               -               -
                                           --------------  --------------  --------------  --------------  --------------

Financing Activities
   Capital stock subscribed                     1,875,500            -            200,000            -            150,000
   Loan payable                                   100,000         100,000            -             33,548            -
   Due to related parties                          30,000            -             30,000          (5,161)         10,000
                                           --------------  --------------  --------------  --------------  --------------
                                                2,005,500         100,000         230,000          28,387         160,000
                                           --------------  --------------  --------------  --------------  --------------

(Decrease) in Cash during the period                8,044          (4,794)        (33,335)          1,565          61,055
Cash, Beginning of period                            -             12,838          94,338           6,479             (52)
                                           --------------  --------------  --------------  --------------  --------------

Cash, End of Period                        $        8,044  $        8,044  $       61,003  $        8,044  $       61,003
                                           ==============  ==============  ==============  ==============  ==============


            See Accompanying Notes and Independent Accountants' Report

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                   Statement of Retained Earnings (Deficit)
                                 March 31, 2002
                                (In U.S. Dollars)
                                   (Unaudited)

                                          Cumulative From
                                           Inception Date
                                           of Aug 1, 1997       Nine Months Ended                Three Months Ended
                                            to March 31,              March 31,                         March 31,
                                                           ------------------------------  ------------------------------
                                                2002            2002             2001           2002             2001
                                           --------------  --------------  --------------  --------------  --------------
Balance (deficit), beginning of period     $         -     $   (1,922,937) $   (1,126,161) $   (1,958,373) $   (1,285,772)

Net loss for the period                        (2,020,014)        (97,077)       (259,440)        (61,641)       (99,829)
                                           --------------  --------------  --------------  --------------  --------------

Balance (deficit), end of period           $   (2,020,014) $   (2,020,014) $   (1,385,601) $   (2,020,014) $   (1,385,601)
                                           ==============  ==============  ==============  ==============  ==============






            See Accompanying Notes and Independent Accountants' Report

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
            From Date of Inception on August 1, 1997 to March 31, 2002
                               (In U.S. Dollars)
                                  (Unaudited)

===================================================================================================================================
                                Number of                    Additional         Total         Retained                   Total
                                 Common          par           Paid-in         Capital       Earnings    Cumulative   Stockholders'
                                 Shares         Value          Capital          Stock        (Deficit)   Translation     Equity
                              -----------------------------------------------------------------------------------------------------
Net loss for eleven month
 period ended June 30, 1998                                                              $  (144,175)         -      $  (144,175)
Issued for cash, @$0.01
 October 23, 1997              1,500,000       $     1,500   $    13,500   $    15,000          -             -           15,000
Issued for cash, @$0.001
 May 8, 1997                     500,000               500          -              500          -             -              500
Issued for assignment of
 option on mineral
 properties, @$0.0035
 September 30, 1997            8,500,000             8,500        21,500        30,000          -             -           30,000
                              -----------------------------------------------------------------------------------------------------
                              10,500,000            10,500        35,000        45,500      (144,175)         -          (98,675)
Shares subscribed and
 fully paid and issued,
 @$0.50 April 6, 1999             85,000                85        42,415        42,500          -             -           42,500
                              -----------------------------------------------------------------------------------------------------
Balance, June 30, 1998        10,585,000            10,585        77,415        88,000      (144,175)         -          (56,175)
Net loss for year ended
 June 30, 1999                      -                 -             -             -         (478,497)         -         (478,497)
Compensation on stock
 options                            -                 -          120,000       120,000          -             -          120,000
Cumulative translation              -                 -             -             -             -           (1,055)       (1,055)
Issued for cash, @$0.50
 April 6, 1999                    20,000                20         9,980        10,000          -             -           10,000
Issued for cash, @$0.50
 April 6, 1999                   100,000               100        49,900        50,000          -             -           50,000
Issued for private business
 (note 7), @$0.50
 April 2, 1999                   400,000               400       199,600       200,000          -             -          200,000
Issued for cash(note 14),
 @$0.50 April 15, 1999         1,600,000             1,600       798,400       800,000          -             -          800,000
                              -----------------------------------------------------------------------------------------------------
Balance, June 30, 1999        12,705,000            12,705     1,255,295     1,268,000      (622,672)       (1,055)      644,273

Cumulative translation              -                 -             -             -             -               543          543
Shares subscribed and
 fully paid, @$0.50
 January 4, 2000                 450,000               450       224,550       225,000          -              -         225,000
Net loss for year
 ended June 30, 2000                -                 -             -             -         (503,489)          -        (503,489)
Cumulative translation
Issued for exercise of
 option @ $0.50
 March 13, 2000                  100,000               100        49,900        50,000          -              -          50,000
Compensation on stock
 options                            -                 -           30,000        30,000          -              -          30,000
Exercise of warrants
 @ $0.50 May 9, 2000              50,000                50        24,950        25,000          -              -          25,000
Exercise of warrants
 @ $0.60 June 16, 2000            66,667                67        39,933        40,000          -              -          40,000
                              -----------------------------------------------------------------------------------------------------
Balance, June 30, 2000        13,371,667            13,372     1,624,628     1,638,000    (1,126,161)          (512)     511,327
Exercise of warrants
 @$0.60 August 17, 2000           83,333                83        49,917        50,000          -              -          50,000
Exercise of warrants
 @$0.60 February 9, 2001         250,000               250       149,750       150,000          -              -         150,000
Issued for services at
 an ascribed price of
 $0.47 per share on
 June 11, 2001                   200,000               200        93,800        94,000          -              -          94,000
Issue for cash,
 @$0.75 June 19,
 2001                             50,000                50        37,450        37,500          -              -          37,500
Issued as commitment
 shares at an
 ascribed price of
 $0.54 per share on
 June 25, 2001                   640,000               640       344,960       345,600          -              -         345,600
Net loss for year
 ended June 30, 2001                -                 -             -             -         (796,776)          -        (796,776)
Cumulative translation              -                 -             -             -             -               592          592
                              -----------------------------------------------------------------------------------------------------
Balance, June 30, 2001        14,595,000            14,595     2,300,505     2,315,100    (1,922,937)            80      392,243

Cancellation of
 175,000 shares on
 August 23, 2001                (175,000)             (175)      (82,075)      (82,250)        -               -         (82,250)
Cumulative translation
 adjustment                         -                 -             -             -            -                194          194
Net income for period
 ended March 31, 2002               -                 -             -             -         (97,077)           -         (97,077)
                              -----------------------------------------------------------------------------------------------------
Balance, March 31, 2002       14,420,000       $    14,420   $ 2,218,430   $ 2,232,850   $(2,020,014)  $        274  $   213,110
                              =====================================================================================================

            See Accompanying Notes and Independent Accountants' Report

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2002
                               (In U.S. Dollars)
                                  (Unaudited)


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

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2002
                               (In U.S. Dollars)
                                  (Unaudited)


Note 2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)
          b)  Translation of Foreign Currency (cont'd)

              Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

              An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:

                                                        Nine Months
                                                        December 31,
                                                ----------------------------
                                                     2002          2001
                                                ------------    ------------
              Beginning balance,
                 June 30, 2001 & 2000           $         80    $       (512)
              Changes during the period                  194             592
                                                ------------    ------------
              Ending balance,
                 March 31, 2002 & 2001          $        274    $         80
                                                ============    ============

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

              Amortization of computer software costs of $325,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at March 31, 2002, and therefore no amortization of this cost has been charged to operations for the period ended March 31, 2002.

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2002
                               (In U.S. Dollars)
                                  (Unaudited)


Note 3.   CAPITAL STOCK

          a) Authorized: 75,000,000 common shares at $0.001 par value per share.

          b)  Common shares issued and outstanding are as follows:

                                                        Shares           $
                                                    ------------   ------------
              Balance, June 30, 2001                  14,595,000   $  2,315,100
                Cancelled on August 23, 2001            (175,000)       (82,250)
                                                    ------------   ------------
              Balance, March 31, 2002                 14,420,000   $  2,232,850
                                                    ============   ============

          c) Options for National Financial Communication Group, and Fordee Management Company. (See Note 13(b) and Note 14)

Note 4.   RELATED PARTY TRANSACTIONS:

          a) (i) Pursuant to a management agreement effective November 1, 1998, the Company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. Unpaid management fee for Ms. Marlene C. Schluter, as at March 31, 2002, is $25,000.

              (ii) Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Financial Officer, CEO, and Director of the Company. Unpaid management fee for Chad D. Lee, as at March 31, 2002, is $20,000

          b) Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at March 31, 2002:

                            Chad D. Lee           5,500,000 common shares
                            Marlene C. Schluter   2,500,000 common shares
                                                  ---------
                                                  8,000,000
                                                  =========

          c)  Loans to the Company unpaid as at March 31, 2002 are as follows:

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

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2002
                               (In U.S. Dollars)
                                  (Unaudited)


Note 5.   FIXED ASSETS - COMPUTER EQUIPMENT

          The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum.

          The cost and accumulated depreciation are as follows:

                                                           March 31,
                                                   --------------------------
                                                       2002           2001
                                                   -----------    -----------
                    Cost                           $   116,654    $   107,138
                    Accumulated depreciation           (66,316)       (44,890)
                                                   -----------    -----------
                    Net balance                    $    50,338    $    62,248
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

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2002
                               (In U.S. Dollars)
                                  (Unaudited)


Note 7.   LEASE OBLIGATIONS

          a)  Computer Lease
              On June 1, 1999, the Company entered into a 36 month lease with Leasing Solution (Canada) Inc. for computer equipment to be used by the Company. Lease payments are expensed as they are incurred. Lease obligations for balance of the fiscal year ending June 30, 2002 total CAD$304.

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

          b)  There are no liabilities for pension costs at March 31, 2002.

Note 9.   NET LOSS PER SHARE

          Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Note 10.  INCOME TAXES

          The Company has losses carried forward to future years of $1,999,395. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 11.  FINANCIAL INSTRUMENTS

          The Company's financial instruments consist of cash, accounts payable, loans payable, and due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2002
                               (In U.S. Dollars)
                                  (Unaudited)


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
                                                                      =========

Note 13.  FORDEE MANAGEMENT COMPANY

          a) As at February 2, 1999 the Company granted to Fordee Management Company with stock options to purchase 400,000 common share of the Company at a price of $0.20 per share with the expiry date of October 3, 2002. These options are outstanding as at March 31, 2002.

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
                                                                     ==========

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2002
                               (In U.S. Dollars)
                                  (Unaudited)


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

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2002
                               (In U.S. Dollars)
                                  (Unaudited)


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

NOTE 15.  LOANS PAYABLE

          Summary:
          --------
             Progressive Contracting Ltd.                        $   30,000
             CK Dragon Trust                                         30,000
             Richard L. Coglon                                       40,000
                                                                 ----------
                                                                 $  100,000
                                                                 ==========

          a) The Company received Convertible Bridge Financing from Progressive Contracting Ltd. of $30,000 and this loan is secured by a Promissory Note dated August 29, 2001, with interest payable of 10% per annum, maturing August 31, 2002.

              The Promissory Note has conversion terms, as follows:

              (i) After August 31, 2002 (the "Maturity Date"), Progressive Contracting Ltd. shall have the right, at his option, on or after the Maturity Date to convert the principal amount of this Note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in this Note, into fully paid and nonassessable shares of the Company's Common Stock at a conversion price of $0.30 per share (the "Conversion Shares").

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2002
                               (In U.S. Dollars)
                                  (Unaudited)


NOTE 15.  LOANS PAYABLE (cont'd)

              (ii) The conversion rights of Progressive Contracting Ltd. set forth in this Section may be exercised only on the "Maturity Date" and at any time thereafter but prior to payment in full of the principal amount of and accrued interest on this Note.

              The directors and officers of Progressive Contracting Ltd. are arm's length third parties.

          b) The Company received Convertible Bridge Financing from CK Dragon Trust of $30,000 and this loan is secured by a Promissory Note dated November 7, 2001, with interest payable of 10% per annum, maturing April 7, 2002. The Promissory Note has conversion terms, as follows:

              (i) After April 7, 2002 (the "Maturity Date"), CK Dragon Trust shall have the right, at their option, on or after the Maturity Date to convert the principal amount of the Note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in this Note, into fully paid and non-assessable shares of the Company's Common Stock at a conversion price of $0.20 per share (the "Conversion Shares").

              (ii) The conversion rights of CK Dragon Trust set forth in this Section may be exercised only on the "Maturity Date" and at any time thereafter but prior to payment in full of the principal amount of and accrued interest on this Note.

                     CK Dragon Trust is not a director or officer of the Company and is an arm's length third party.

          c) The Company received a loan from Richard L. Coglon of $40,000 and this loan is secured by a Promissory Note dated January 10, 2002, with interest rate payable of 7% per annum, maturing January 10, 2003.
              The Promissory Note has conversion terms, as follows:

              (i) After January 10, 2003 (the "Maturity Date"), Richard L. Coglon shall have the right, at his option, on or after the Maturity Date to convert the principal amount of this Note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of conditions contained in this Notes into Units, with each unit consisting of one fully paid and non-assessable share of the Company's Common Stock at a conversion price of $0.25 per share, and one share purchase warrant entitling the holder to acquire one additional fully payable and non-assessable common share of the company at a purchase price of $0.25 per share expiring on January 10, 2004.

                            ONLINE INNOVATION, INC.
                           (A Delaware Corporation)
                         (A Development Stage Company)
                         Notes to Financial Statements
                                March 31, 2002
                               (In U.S. Dollars)
                                  (Unaudited)


NOTE 15 LOANS PAYABLE (cont'd)

              (iii) The conversion right of Richard L. Coglon may be exercised only on the "Maturity Date" and at any time thereafter but prior to payment in full of the principal amount and accrued interest on the Promissory Note.

                     Richard L. Coglon is not a director or officer of the Company and is an arm's length third party.

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

The website was operational for beta testing in February, 2000. While limited member services became available to the public in July, 2000 (the search engine and matching functions, for example), the e-commerce portion of the website and certain key value added components (such as member chat and video conferencing services) are not yet fully operational. Since the e-commerce portion of the website will include the payment infrastructure for merchandise and membership fees, the Company is not currently charging membership fees. The Company is currently working with a group of web development consultants to complete the development and deployment of the e-commerce and additional value added components of the website. These components are currently operational and functioning internally for beta testing purposes but have not been launched for public use. The Company currently anticipates that the e-commerce and additional value added components will be fully operational by June 1, 2002. (see "additional website development" below).

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

Additional Website Development

The Company's focus with respect to website development during the upcoming months will be to complete the launch of the e-commerce and additional value added components of the website. The e-commerce functions are currently operating internally for beta testing purposes. They have not been launched for public use. The Company has also developed certain new value added features for the website, including several new greeting cards, a member chat area, video/voice chat functions and photograph upload and management functions.
These features are also operational internally for beta testing and the Company will be attempting to launch them with the e-commerce functions. The Company anticipates that all of these functions will be launched by June 1, 2002 and will require an additional $25,000 in development expenditures.
After the e-commerce and other functions listed above have been added to the website, the Company intends to continue to develop new features which will make the website more attractive to prospective members. The Company intends to create a webpage entitled "Hey Bartender" which would provide recipes for alcoholic cocktails. Members would be invited to post their own favorite recipes on the page. Another section entitled "Postcards From Stanley" may be created. This section would feature travel reviews of destinations geared towards singles.

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

As of May 13, 2002, the Company's website had 38,391 members. The current membership numbers are below the goal of 50,000 per year set by the Company. In management's view, this shortcoming is the result of delays in finalizing the website and inability to allocate significant funds to marketing activities. To date, available funds have been allocated primarily towards administrative costs and costs associated with website development. The Company hopes to be more successful in attaining membership goals once funds have been secured and are available for increased marketing. (see "Cash Requirements" below)

    Online Advertising
    ------------------

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until July 31, 2002. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company's ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

As disclosed in the Company's most recent 8-K filing, the Company has entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") with Fusion Capital Fund II, LLC, a Chicago based institutional investor ("Fusion"). Pursuant to the Stock Purchase Agreement, subject to certain terms and conditions discussed further below, Fusion has agreed to purchase $6,000,000 of the Company's common stock. The stock will be purchased at a rate of $10,000 per trading day, or $200,000 every 20 trading days. The purchase price of the stock will be based on the market price of the Company's common shares at the time of purchase. Under the Stock Purchase Agreement, the Company is not obligated to commence sales of its common stock to Fusion and Fusion is not obligated to make any purchases of the Company's common stock, until the Company has filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission respecting at least 2,000,000 of the shares of the Company's common stock to be issued pursuant to the Stock Purchase Agreement. In order to secure the funds available under the Stock Purchase Agreement, therefore, it will be necessary for the Company prepare and file a registration statement with the Securities and Exchange Commission. The
Company anticipates that this process will cost approximately $100,000 and take approximately 6 months to complete.

In order to complete the registration process, the Company will have to secure intermediate financing. The Company has negotiated a number of bridge financings since its financial year end on June 30, 2001.

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

On November 7, 2001, the Company negotiated a $30,000 loan, due and payable on April 7, 2002 and secured by a convertible promissory note. The note bears interest at a rate of 10% per annum. It is convertible at the option of the noteholder at any time after April 7, 2002 into common shares of the Company at a conversion price of $0.20 per share. The conversion rights may be exercised at any time after April 7, 2002 but must be exercised prior to payment in full of the principal amount of the loan and any accrued interest.

On November 7, 2001, the Company received a loan of $10,000 (CDN) from Snowy Creek Resources, Ltd. This loan was unsecured and had no specific interest or repayment terms. Snowy Creek Resources is a private company for which Marlene
C. Schluter acts as president and director. Ms. Schluter is also a director of the Company. This loan was repaid by the Company during the most recent quarter (see "Other Information").

On January 10, 2002, the Company negotiated a $40,000 loan, due and payable on January 10, 2003 and secured by a convertible promissory note. The loan bears interest at a rate of 7% per annum. The promissory note is convertible at the option of the noteholder at any time after January 10, 2003 into units of the Company at a conversion price of $0.25 per unit. The conversion rights may be exercised at any time after January 10, 2003, but must be exercised prior to payment in full of the principal amount of the loan and any accrued interest. Each unit will consist of one common share of the Company and one share purchase warrant. Each share purchase warrant will entitle the holder to purchase one additional common share of the Company at a price of $0.25. The warrants will be exercisable until January 10, 2004.

The loans described above were applied primarily to general and administrative expenses and to website development. The Company will require significant additional funding to prepare and file a registration statement and access the funds available under the Stock Purchase Agreement. In addition, the Company will need additional funding in order to meet its ongoing obligations past July 31, 2002. The Company is, therefore, currently exploring various financing options. There is no guarantee that adequate financing will be arranged.
Without additional financing, the Company may be unable to access the funds that are to be made available under the Stock Purchase Agreement and may be unable to continue operations.

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

Item 5 - Other Information

During the most recent quarter, the Company repaid a loan of $10,000 previously made by Snowy Creek Resources Ltd., a private company for which Marlene C. Schluter acts as President and Director. During the quarter the Company also repaid loans to Marlene Schluter ($5,000) and Chad Lee ($3,000). Ms. Schluter and Mr. Lee are both directors of the Company.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     15  Letter on Unaudited Financial Information

(b)  No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 15, 2002                     ONLINE INNOVATION, INC.
     ------------------
                                                  (Registrant)


                                          By:  /s/ Chad D. Lee
                                             ------------------------
                                             Chad D. Lee, President