Form 10KSB
period 2002-06-30
ONLINE INNOVATION INC
filed 2002-09-27
CIK 1104734

United States Securities and Exchange Commission
                               Washington, D.C. 20549

                                     FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                       For the fiscal year ended June 30, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of June 30, 2002, the registrant did not report any revenues.

As of September 23, 2002, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,274,200 based on the closing trade reported on the NASD Over the Counter Bulletin Board. Shares of common stock by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

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

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 23, 2002 the registrant's outstanding common stock consisted of 14,420,000 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):  YES [ ]  NO [X]

                             ONLINE INNOVATION, INC.

                                   FORM 10KSB
                               TABLE OF CONTENTS

Part   Item(s)                                                          Page No.
----   ------                                                           --------

I        1        Description of Business
         2        Description of Property
         3        Legal Proceedings
         4        Submission of Matters to a Vote of Security Holders
II       5        Market for Common Equity and Related Stockholder Matters
         6        Plan of Operation
         7        Financial Statements
         8        Changes In and Disagreements With Accountants
                    on Accounting and Financial Disclosure
III      9        Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act
        10        Executive Compensation
        11        Security Ownership of Certain Beneficial Owners
                    and Management
        12        Certain Relationships and Related Transactions
        13        Exhibits and Reports on Form 8-K

                  Signatures
                  Certifications
                  Exhibits

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

   During the period covered by this report, the Company focused primarily on completing the development of its website and securing equity financing to fund its ongoing operations. Member services components of the website have been operational for some time, but key components such as e-commerce infrastructure and other important functional components of the website were only recently launched. Prior to full launch, the Company offered the website to users without charge and focused on completing the remaining functional components of the site.

   Full launch of the website occurred on September 3, 2002. Members who registered to use the site prior to this date are still permitted to use the site, but will soon be required to commence paying user fees in order to continue use. Currently the Company is offering free 10-day trials to prospective members. After the trial period elapses members will be required to pay fees to use the site in the manner set out in the section headed principal products and services. As of September 23, 2001, the website had 39,266 registered members (including members on 10 day trials and members who registered before September 3, 2002). In addition to generating revenue through the sale of memberships, the Company intends to generate revenue through banner advertising and the sale of merchandise through the website.

   The Company was incorporated on May 7, 1997 pursuant to the General Corporation Law of the State of Delaware, U.S.A. under the name Micro Millennium Inc. The Company changed its name from Micro Millennium, Inc., to Sinaloa Gold Corp. on October 16, 1997 and operated as a mineral exploration and development company until January of 1999. Early in 1999, the Company decided to withdraw its interest in its mineral properties and to acquire and develop its current website development business. Pursuant to an agreement dated April 2, 1999, the Company acquired from Online Innovation, a non-reporting private unincorporated entity, a 100% interest in all of its proprietary and intellectual property associated with its business plan and concepts and its worldwide web site domain name, www.VirtuallyDating.com. As consideration for the acquisition of the assets of Online Innovation, the Company issued 400,000 common shares at a deemed value of $0.50 per share to Mr. Darin Wong, the sole proprietor of Online Innovation. The Company changed its name from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999, after acquiring the assets of Online Innovation as described above. Since the acquisition the Company has developed and continues to develop the property and concepts acquired from Online Innovation. In addition, it has been forging partnerships and strategic alliances in the Internet industry and seeking financing to further its development goals.

BUSINESS OF THE COMPANY

Principal Products and Services

   The Company's principal product/service is a website on the worldwide web (www.VirtuallyDating.com) which Internet users can utilize to engage in various forms of social interaction with other users. The focus is on entertainment and matchmaking for single adults. The website is multi-faceted and allows users to interact socially in a number of different forums, described in greater detail below. The main webpage, located at www.VirtuallyDating.com, provides links to the other pages that comprise the site. These pages contain the various interactive/entertainment functions and services offered by the Company. In order to utilize the website, visitors are required to become members. Once an individual becomes a member, he or she can access the various WebPages created by the Company to interact with other members

   The website offers several ways for members to interact, meet, and have fun through its many features, while always maintaining privacy and discretion. While the intention may be for members to find a love connection or friendship, the site's primary focus is entertainment. The interactive entertainment features of the site may also lead to or enhance a friendship or romantic liaison.

   The website was fully launched on September 3, 2002. Prior to full launch the website was available for use free of charge and had developed an established user base of approximately 39,000 members. Members who registered prior to full launch have been offered 30 days to determine whether to continue as members and pay to use the site. The Company is currently offering free 10-day trials and a 30-day introductory special whereby users may purchase a 1-year membership for $19.95. Users who registered as members prior to full launch are being permitted to use the site free of charge for the balance of the 30-day introductory offer period. After this period expires, these members will be required to choose one of the membership options available and commence paying to use the site. Memberships will be available for $10.95 per month, $29.95 for three months, $49.95 for 6 months and $79.95 for 1 year.

   The Company has incurred expenditures of approximately $450,000 over the past 2 fiscal years related to the design and development of the website. Approximately $325,000 was incurred in the fiscal year ended June 30, 2001 and approximately $125,000 was incurred in the fiscal year ended June 30, 2002.

   Member Profiles
   ---------------

   Members of the site complete a survey in which they submit information such as gender, height, geographic location, lifestyle choices, interests, hopes, dreams and desires. This information provides a personal profile for each member. Once the member completes the survey, the information is incorporated into a personal profile and is entered into a database with other users. Members have the option of personalizing their profile by including up to (3) three photographs. The personal profile is then posted in a member profile viewing gallery. All information from the member profiles is placed in a searchable database that other members can utilize to find suitable companions.

   AutoMatch Function
   ------------------

   The AutoMatch option allows members to match automatically with other members who have similar interests. This function allows members to create a personal "short list" of member profiles to view and serves as an alternative to completing a more time-consuming survey of each member in the viewing gallery.

   Searching Member Profiles
   -------------------------

   In addition to the AutoMatch function, an advanced search feature enables members to search the database for a suitable companion. Members engaging in such a search are required to identify the key qualities they are seeking in a companion. Utilizing the criteria set out by the member, the search engine searches the database and the member is provided with other member profiles that meet his/her criteria.

   Internal Messaging Service
   --------------------------

   Each member is provided with an internal messaging function that operates throughout the website. Privacy is maintained because home and office e-mail addresses are not utilized. Once a member selects the profile of a person whom he or she wishes to contact, the member can send a personal electronic message to that member as a first means of direct communication. The recipient can retrieve the message and respond at his or her own discretion.

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

   Romance & Love Chat Rooms
   -------------------------

   The Romance & Love set of chat rooms are designed to attract members who are serious about finding a love match and embarking on an experience of romance. Four themed chat rooms emulate the environments where singles could possibly look for love in the real world.

   The Red Light District
   ----------------------

   In these chat rooms members can discuss more personal issues that are quite possibly sexual in nature. The Company hopes that by providing a separate set of chat rooms for sexual discussions, it will help prevent this type of interaction from occurring in the Friendship/Companionship and Romance & Love chat rooms.

   Private Rooms
   -------------

   If a member connects with someone special in a chat room, he or she has the option of forming a private discussion where the two can send real time messages and interact one-on-one. The room is completely private. Only the two members involved are able to read the other's messages and participate in the conversation.


   The Dressing Room
   -----------------

   The Dressing Room allows members to design their own "avatar", a personalized caricature that represents the member throughout the site. Members enter the Dressing Room and have a selection of graphic representations of body parts and other accessories with which to create their own caricature. By utilizing simple navigation methods, members are easily guided through the creation of their avatar, choosing from a library of components (eyes, hair, body type, accessories, etc.). The avatar represents the member in all interactive sections of the Virtually Dating site. In chat rooms, multi-player games, video chat or on the member's personal profile, the avatar serves to introduce members to other members and provide another way in which members can express themselves.

   Multi Player Avatar Based Games
   -------------------------------

   The website contains an interactive Games Lounge in which members can congregate to play games with one another. Current games include a multi player card game and one on one backgammon board game. Each player/member participating in these games are represented by their avatar. Members utilizing this area of the site also have the ability to chat in real time with one another.


   Live Video Chat
   ---------------

The website features a live video chat function for members whose personal computers have the capacity to perform video conferencing/interaction. Members can carry out real time video conferencing using this feature.

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

   Dear Bridgette
   --------------

   The website will eventually offer members third party love advice, relationship advice or dating advice through the use of a "Dear Abby" persona known as Bridgette. Bridgette's one on one advice will only be available to paying members. Dear Bridgette is currently not available, but the Company is presently developing this section of the site.

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

Traditional Dating Agencies

   The Company competes with traditional "offline" dating agencies that provide matchmaking services to single adults. These are typically local services which serve defined and limited geographic areas. These services typically charge clients a fee for their service and do not facilitate interaction beyond introducing their clients to one another. By virtue of delivering its services via the Internet, the Company can reach a market that is international in scope. Marketing efforts will initially focus primarily on Canada and the U.S., but the Company is in a position to deliver its services anywhere in the world. This represents a significant advantage for the Company relative to traditional local dating agencies. In addition, the Company offers a range of services and forums that facilitate interaction between single people prior to them actually meeting in person. This type of service has traditionally not been provided by traditional dating agencies. Finally, the

Company's internet based service allows delivery of the service directly to an individual's home computer This allows members to interact socially from the comfort of their own home, until such time as they wish to interact with other members in a more direct fashion. The primary competitive disadvantage for the Company relative to "offline" dating services, is the Company's reliance on the Internet to deliver its services, which limits the Company's market to personal computer users with Internet access. Traditional dating services have no such market restriction. Nonetheless, for the reasons discussed above, the Company believes that its use of the Internet as a means of service/product delivery is also the Company's primary competitive advantage over traditional dating services. In addition, the Company expects the use of the Internet to increase dramatically in the coming years, significantly offsetting any advantage "offline" dating agencies may have in this regard.

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

Online Dating Services

   There are many other websites that provide services similar to those that are provided by the Company. The information below provides a summary of what the Company believes to be the most successful direct competition.

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

   MatchNet, PLC
   -------------

   MatchNet, PLC considers itself to be 1 of the 3 top online dating and romance companies worldwide. They report more than 3.6 million registered users throughout their network of online dating and romance websites. MatchNet, PLC's network consists of a number of sites worldwide: AmericanSingles.com and SocialNet.com catering to the United States; MatchNet.de catering to Germany; MatchNet.co.uk catering to the United Kingdom; MatchNet.com.au catering to Australia; and, MatchNetFrance.com catering to France. MatchNet, PLC also owns and operates Jdate.com targeting the Jewish online dating population. MatchNet, PLC derives the majority of its revenue from subscription fees and advertising sales generated across its network of sites.

   Web Portals
   -----------

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

   The Company's website is currently functional, but as discussed above, it was only recently fully launched and membership recruitment is at a very early stage. Established competitors therefore have an advantage over the Company in that they have already captured a share of the market and thus have an established market presence. Achieving critical mass with respect to market share is critical for a business of the nature of the Company's. The Company's service will only be useful to consumers once a certain level of membership is attained. Competitors who already have an established market share are, therefore, in a better competitive position than the Company. The Company hopes to offset any such competitive advantages by offering products and services that are superior in quality and more appealing than those of their competitors and by launching an effective marketing campaign. There is no guarantee, however, that the Company will be able to accomplish this. Given the Company's current financial resources it will be difficult for the Company to compete effectively with established online competitors. Management hopes, however, that the quality of the Company's products and services will enable it to compete with more established competitors over the long term.

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

   The Company retains the services of 4 independent consultants to conduct ongoing development and maintenance work on the Company's website. These consultants are currently operating under the direct supervision of the Company. They are paid on a monthly basis and payment is tied to and based on the completion of specific tasks or portions of the development work. No written agreements have been entered into between the Company and the consultants. The Company has no obligations to the consultants, and the consultants have no obligations to the Company, beyond the completion of each specified task or segment of development work.

   The Company also retains the services of a consultant to provide investor relations and administrative services to the Company. The consultant is paid $2,500 per month for these services, which include administration and data management related to the Company's shareholders, liason with shareholders, coordinating dissemination of Company news and information to the public and to shareholders and overseeing shareholder relations and communications.

Risk Factors

   Prospective investors should consider carefully the following risk factors, in addition to the other information contained in this Report concerning the Registrant and its business, before making any investment in the Registrant's securities.

Potential for Failure of the Company's Business

   The Company may not be successful in its effort to further its business.
Even if the Company was to successfully meet the goals it has set for itself the aforesaid goals may not be achieved within the respective time frames set for them herein. The limited extent of the Company's assets and the Company's stage of development as well as the Company's limited operating history make it subject to the risks associated with start-up companies. For example, the Company, like many start-up companies, does not have significant revenues and may experience cash flow difficulties. It may, therefore, be required to rely on equity or bank financing to meet any cash needs in the short term. Such financing may not be available. In addition, the Company does not have an established presence in its target market and its name is not well known to consumers in that market. There is no guarantee that the Company will ever establish a significant presence in its target market. Earning revenue depends on successful development of products and services. The Company may require additional financing to fully develop its products and services and, as discussed above, such financing may not be available when required. Any or all of these factors may cause the Company's business to fail.

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

Competition in the Online and Offline Matchmaking Service Market

   The Company intends to enter into the internet/e-commerce market, which is relatively new and is, therefore, difficult to predict in terms of the level of demand for the Company's products and services. In addition, this market is or likely will be, subject to intense competition from both private and public businesses nationally and/or around the world, many of who have greater financial and technical resources than the Company. The Company competes with more established competitors in the Internet matchmaking and e-commerce businesses and may have difficulty establishing a significant market presence. In addition, the Company competes with the more established offline matchmaking/ dating services industry. Competition from these sources as well as any other future competition may be insurmountable for the Company. If the Company is unable to compete in this marketplace, its business may fail. Refer to the section entitled "Competition" herein.

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

Absence of Operating History

   The Company was incorporated on May 7, 1997. As discussed above, however, the Company was previously a mineral exploration company and it has not had an extensive operating history in the internet/e-commerce business. The Company has no revenues from operations and has yet to produce a profit. Failure to achieve projected rates of market penetration could significantly affect the Company's pattern of revenues and expense, and accordingly future cash flow. Therefore, the Company's stockholders should be prepared to bear the economic risk of losing their entire investment.

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

Lack of Market Acceptance of the Internet as a Means of Conducting Commercial Transactions

   Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium is subject to a high level of uncertainty. The Company expects to experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to:

    o   market acceptance of the Internet as a medium for consumers;
    o the Company's ability to create and deliver internet content in order to attract users to its websites to purchase its product and/or services, and to attract advertisers to its websites;
    o the ability of the Company to produce content which will be attractive to a sufficient number of users to generate significant revenues;
    o intense competition from other providers of related content over the Internet;
    o delays or errors in the Company's ability to effect electronic commerce transactions;
    o the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner;
    o   technical difficulties, and/or system downtime ;
    o the Company's ability to attract customers at a steady rate and maintain customer satisfaction;
    o   seasonality of the industry;
    o   seasonality of advertising sales;
    o   Company promotions and sales programs;
    o the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances;
    o   the level of returns experienced by the Company; and
    o general economic conditions and economic conditions specific to the Internet, on-line commerce industry.

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

ITEM 2:   DESCRIPTION OF PROPERTY

Office Space

   Pursuant to a Lease Agreement between the Company and S&W 97 Enterprises Ltd. dated effective November 1, 2001, the Company pays a total of $1,600 (Canadian) per month plus G.S.T. for office space. The lease is for a one-year term with an option to renew for an additional year. The Company rents a total of 826 feet of office space pursuant to the lease agreement.

Computer Equipment

The Company owns the following computer equipment:

    o   Compaq Proliant 1600R Pentium 3 - 500 Megahertz Servers (3)
    o   Sun Microsystems E450 Server (1)
    o   Sun Microsystems Netra T-1 Server (3)
    o   Campus Pentium Celeron 366MMX Processors (3)
    o   Campus Pentium 3- 500 Megahertz Processor (1)
    o   HP 8200CD Writer (1)
    o   17" Hansol Flat Screen SVGA Color Monitors(1)
    o   17" Samsung Flat Screen SVGA Color Monitor(2)
    o   Sun Microsystems Ultra 5 Server (1)
    o   APC AP9004 Back Up Power Supply (1)
    o   Seagate 8Gb Travan Tape Back Up (1)
    o   Xerox DocuPrint Color Printer
    o   17" Flat Screen SVGA Color Monitors (2)
    o   Hewlett Packard Scanjet 4200C Printer (1)
    o   60 Watt Power Amplified Speakers (2)
    o   Cannon B640 Fax Machine

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

The Company's shares are also listed to trade on the Third Market Segment (the Regulated Unofficial Market) of the Frankfurt Stock Exchange under the symbol ONN.

High and Low Bid Information

   The common shares of the Company began trading on February 24, 1998 under the ticker symbol SLOG on the OTCBB. Between April 6, 2000 and October 23,
2000, the Company's shares were not eligible for quotation on the OTCBB and were quoted only on the NQSB Pink Sheet Quotation System. Since October 23, 2000, the Company's shares have been quoted on the OTCBB. The Company's shares are also listed to trade on the Third Market Segment (the Regulated Unofficial Market) of the Frankfurt Stock Exchange under the symbol ONN. The following table sets out high and low sale prices for the Company's common shares for each quarter within the last two fiscal years.

--------------------------------------------------------------------------------
Quarter Ended                                       High              Low
--------------------------------------------------------------------------------
June 30, 2000                                       4.25             2.50
--------------------------------------------------------------------------------
September 30, 2000                                  4.06             2.25
--------------------------------------------------------------------------------
December 31, 2000                                   3.80             0.63
--------------------------------------------------------------------------------
March 31, 2001                                      0.85             0.45
--------------------------------------------------------------------------------
June 30, 2001                                       0.60             0.30
--------------------------------------------------------------------------------
September 30,2001                                   0.45             0.27
--------------------------------------------------------------------------------
December 31, 2001                                   0.39             0.23
--------------------------------------------------------------------------------
March 31, 2002                                      0.70             0.35
--------------------------------------------------------------------------------
June 30, 2002                                       0.47             0.38
--------------------------------------------------------------------------------

   Quote data is obtained from Canada Stockwatch. Quotations posted on the OTCBB and the NQSB Pink Sheet quotation system reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

   As at September 23, 2002, there were approximately 53 stockholders of record holding 14,420,000 common shares of the Company.

Dividends

   The Company has not declared any cash dividends on its common shares for the last 2 fiscal years or any subsequent interim period. The Company does not intend to pay cash dividends in the foreseeable future.

Securities Offered For Issuance Under Equity Compensation Plans

-------------------------------------------------------------------------------------------------------------------
                                                     (a)                    (b)                    (c)
                                                 Number of              Weighted Average       Number of
                                                 Securities to be       Exercise Price of      Securities
                                                 Issued upon            Outstanding            Remaining
                                                 Exercise of            Options, Warrants      Available For
Plan Category                                    Outstanding            and Rights             Future Issuance
                                                 Options, Warrants                             Under Equity
                                                 and Rights                                    Compensation
                                                                                               Plans (Excluding
                                                                                               Securities Reflected
                                                                                               in Column (a))
-------------------------------------------------------------------------------------------------------------------
Equity Compensation
Plans Approved by                                Nil                       N/A                 1,500,000
Security Holders

-------------------------------------------------------------------------------------------------------------------
Equity Compensation
Plans Not Approved by                            Nil                       N/A                 Nil
Security Holders

-------------------------------------------------------------------------------------------------------------------

TOTAL:                                           Nil                       N/A                 1,500,000
-------------------------------------------------------------------------------------------------------------------

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

Recent Sales Of Unregistered Securities

No equity securities were sold by the Company during the quarter ended June 30, 2002. Details with respect to equity securities sold by the Company in the three preceding quarters of the fiscal year ended June 30, 2002 are set out in the Company's quarterly reports on Form 10QSB for those periods. The Company's quarterly reports were filed via EDGAR and are available online.

ITEM 6:   PLAN OF OPERATION

GENERAL

   The Company's business is conducted through its website, www.VirtuallyDating.com. The website was operational for beta testing in February, 2000 and became operational in July 2000. At that time the website was only operational in terms of limited member services, however. The e-commerce portion of the website and key value added components were not yet operational. Since the e-commerce portion of the website includes the payment infrastructure for merchandise and membership fees, the Company did not initially charge membership fees.

   The e-commerce and other remaining components of the Company's website have since been completed and the website became fully operational on September 3,
2002.   Prior to full launch the website was available for use free of charge and had developed an established user base of approximately 39,000 members. Members who registered prior full launch have been given 30 days to determine whether to continue as members and pay to use the site. The Company is currently offering free 10-day trials and a 30-day introductory special in which users may purchase a 1-year membership for $19.95. Users who registered as members prior to full launch are being permitted to use the site free of charge for the balance of the 30-day introductory offer period. After this period expires, these members will be required to choose one of the membership options available and commence paying to use the site. Memberships will be available for $10.95 per month, $29.95 for three months, $49.95 for 6 months and $79.95 for 1 year.

   With the full launch of the website the Company now intends to focus its energies on marketing the website in order to develop a paying member base and generate revenues. The Company is not currently certain, however, exactly what resources will be devoted to marketing or what steps will be taken in this area. The Company's current financial resources are limited. The Company will, therefore, initially be working towards securing financing on favorable terms. Once the Company's financial situation is clearer to management, management will make the necessary strategic decisions respecting marketing efforts and other uses of financial resources. Over the next 12 months, depending on resources available, management anticipates that administrative expenses, ongoing website maintenance costs, development costs (related to proposed new products) and marketing will be the Company's primary expenses. Specific marketing strategies are listed below. The Company will implement these strategies based on cost-effectiveness as resources become available.

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

Marketing Strategies

   General
   -------

Management believes that marketing will be the key to the Company's success in the short term and in the long term. As a result, management intends to focus as much of its energies as possible in the upcoming 12 months on marketing activities. The Company intends to advertise online, through print media and possibly, depending on the resources available, through television, radio and billboards. The Company's goal is to capture 50,000 subscribing members in each of the three years following the launch of the website, for a total of 150,000 members within three years of launch. The target market for the Company's service is a single adult, aged 18-49, with basic computer skills and access to the Internet. The Company intends to focus on the North American market in the short term and consider other markets at a later date.

As indicated above, the website was launched in July 2000, but the e-commerce component of the website, which includes the fee payment infrastructure, was not operational until September 3, 2002. Prior to September 3, 2002, memberships were offered free of charge. Registered members as of September 3, 2002 were given 30 days to decide whether to continue as members and pay membership fees. In addition, 10 day free trials are currently being offered. As of September 23, 2002, the website had 39,266 registered members (including members on 10 day trials and members who registered before September 3, 2002). The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company's inability to secure adequate financing over the past fiscal year has limited its ability to spend money on marketing. The Company's ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing.
Readers should refer to the section entitled "Cash Requirements" for a discussion of the Company's attempts to raise capital in the past year and its plans to raise capital in the upcoming year.


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

Management is exploring the various forms of online advertising available and intends to focus its initial energy on this sector because of the relatively low cost and the ability to reach its target market (i.e. personal computer users) effectively. It will, however, assess other marketing tools and utilize those which it feels will enable it to reach its target market in the most efficient and cost effective manner.

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

Additional Website Development

As discussed above, the Company retains the services of 4 web-programming consultants to perform maintenance and additional development work. The consultants work under the Company's direct supervision and are paid by the Company on a monthly basis. Payment is tied to and based on the completion of specific tasks. The Company currently intends to continue to develop new features which will make the website more attractive to prospective members. Proposed features may include a WebPages entitled "Hey Bartender" which will provide recipes for alcoholic cocktails. Members will be invited to post their own favorite recipes on the page. Another section entitled "Postcards From Stanley" may be created. This section would feature travel reviews of destinations geared towards singles.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until September 30, 2002. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company's ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

On June 25, 2001, the Company entered into a Common Stock Purchase Agreement (the "Stock Purchase Agreement") with Fusion Capital Fund II, LLC, a Chicago based institutional investor ("Fusion"). Pursuant to the Stock Purchase Agreement, subject to certain terms and conditions discussed further below, Fusion has agreed to purchase $6,000,000 of the Company's common stock. The stock will be purchased at a rate of $10,000 per trading day, or $200,000 every 20 trading days. The purchase price of the stock will be based on the market price of the Company's common shares at the time of purchase. under the Stock Purchase Agreement. The Company is not obligated to commence sales of its common stock to Fusion and Fusion is not obligated to make any purchases of the Company's common stock, until the Company has filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission respecting at least 2,000,000 of the shares of the Company's common stock to be issued pursuant to the Stock Purchase Agreement. In order to secure the funds available under the Stock Purchase Agreement, therefore, it will be necessary for the Company to focus its energies on preparing and filing a registration statement with the Securities and Exchange Commission. The Company anticipates that this process will cost approximately $100,000 and take approximately 6 months to complete.

In order to complete the registration process, the Company will have to secure intermediate financing. The Company is currently exploring various financing options. On April 30, 2002, the Company entered into an agreement with Fusion, pursuant to which the Company may acquire cash advances from Fusion (the "Loan Agreement"). The cash advances are at Fusion's sole discretion and, if made, are to be made against stock purchases to be made by Fusion under the Stock Purchase Agreement. Fusion may require repayment of any advances on demand.
The Company may also repay any advances at any time by providing Fusion with three days notice of its intention to do so. If the advances are not repaid in this manner, they may be repaid through the issuance of shares of the Company's common stock to Fusion in accordance with the terms of the Common Stock Purchase Agreement. If repaid in such manner, the advances will be treated as advances against the aggregate value of stock to be purchased by Fusion under the Common Stock Purchase Agreement. Any purchase of stock under the Common Stock Purchase Agreement will therefore reduce the outstanding amount of the advances by the value of common stock purchased. Failure to repay the advances on demand by Fusion will constitute a default under the Common Stock Purchase Agreement and may, at Fusion's discretion, result in the termination of the Common Stock Purchase Agreement.

To date, Fusion has advanced an aggregate of $50,000 to the Company pursuant to the Loan Agreement. The Company may borrow additional funds from Fusion under the Loan Agreement without filing a registration statement as outline above. The Loan agreement should, therefore, provide the Company with a source of interim financing if necessary as it works towards filing a registration statement in accordance with the Stock Purchase Agreement. With the launch of the website, the Company may also have revenues available to it to finance further activities.

The Company intends to use available finances to fund ongoing operations. Funds will be utilized for general and administrative expenses, website maintenance and development, marketing and expenses related to the filing and preparation of a registration statement respecting the stock to be issued under the Stock Purchase Agreement.

ITEM 7:   FINANCIAL STATEMENTS

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
Vancouver, BC V7Y 1C6                       Email:  moenandcompany@attcanada.net
--------------------------------------------------------------------------------


                            INDEPENDENT AUDITORS' REPORT
                            ----------------------------



To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have audited the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of June 30, 2002, and June 30, 2001, and the related Statements of Income, Retained Earnings, Cash Flows, and Changes in Stockholders' Equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended in conformity with accounting principles generally accepted in the United States of America.


                                                            /s/ Moen and Company

                                                           Chartered Accountants
Vancouver, British Columbia, Canada
August 23, 2002

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                                      Balance Sheet
                                      June 30, 2002
                                     (In U.S. Dollars)
                         (With Comparative Figures at June 30, 2001)


                                          ASSETS         2002          2001
                                                      -----------   -----------
Current Assets
   Cash                                               $    12,972   $    12,838
   Prepaid expense                                          2,209          -
                                                      -----------   -----------
                                                           15,181        12,838
Deferred Tax Asset (Note 12b(ii) and 13(c))                52,500        52,500
Fixed Assets
   Computer equipment, at cost less accumulated
     depreciation (Note 5)                                 46,256        61,128
Computer Software Development (Note 6(b))
   Application development stage costs                    325,000       400,000
                                                      -----------   -----------
                                                      $   438,937   $   526,466
                                                      ===========   ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                   $    46,527   $    24,223
   Management fees payable (Note 4(a))                     52,500         5,000
   Due to related parties (Notes 4(c))                     30,000        30,000
   Loans payable (Note 15)                                 85,000          -
   Advance from Fusion Capital Fund II, L.L.C.
     (Note 17)                                             50,000          -
   Agreement payable - Stratford Internet
     Technologies (Note 6(b))                                -           75,000
                                                      -----------   -----------
                                                          264,027       134,223
                                                      -----------   -----------
Stockholders' Equity
   Capital Stock (Note 3)
   Authorized:
    75,000,000 common shares at $0.001 par value
      per share
   Issued and outstanding - 14,420,000 common
      shares (2001 - 14,595,000 common shares)             14,420        14,595
   Paid in capital in excess of par value of stock      2,218,430     2,300,505
Deficit accumulated during development stage (note 1)  (2,058,214)   (1,922,937)
Cumulative translation adjustment                             274            80
                                                      -----------   -----------
                                                          174,910       392,243
                                                      -----------   -----------
                                                      $   438,937   $   526,466
                                                      ===========   ===========

APPROVED ON BEHALF OF THE BOARD

   /s/ Chad D. Lee             , Director
-------------------------------
   /s/ Marlene C. Schluter     , Director
-------------------------------


              See Accompanying Notes and Independent Auditors' Report

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                                   Statement of Income
                                     (In U.S. Dollars)

                                       Cumulative From
                                        Inception Date
                                        of Aug 1, 1997                Year Ended                   Three Months Ended
                                          to June 30,                  June 30,                         June 30,
                                                           -----------------------------   -----------------------------
                                              2002             2002             2001             2002             2001
                                         -------------     -------------   -------------   -------------   -------------
Administration Costs
   Compensation on stock option          $       150,000   $        -      $        -      $        -      $        -
   Funding agreement commitment costs            345,600            -            345,600            -            345,600
   Depreciation                                   70,398          17,332          32,281           4,082           8,176
   Filing and transfer agent fees                 20,344           2,679           3,555             593             610
   Financing costs                                22,550            -               -               -               -
   Management and consulting fees                507,793          79,207          86,927          17,548          23,860
   Office expenses, net                          151,797          26,680          38,220           5,306           6,408
   Option payment, mineral properties             30,000            -               -               -               -
   Professional fees                             209,183          26,890         104,330           7,836          39,779
   Promotion, investor relations,
    and investor communications                   84,604             327           1,238             100             253
   Computer technology and
    software development-preliminary
    development stage costs                      289,671         (41,084)        103,430           2,727         103,430
   Website marketing/Banner
    advertising costs                            196,744          12,148          72,791           4,366           9,220
   Travel expenses                                32,030          11,098           8,404          (4,358)           -
                                         ---------------   -------------   -------------   -------------   -------------
                                               2,110,714         135,277         796,776          38,200         537,336
Deferred Income Taxes                            (52,500)           -               -               -               -
                                         ---------------   -------------   -------------   -------------   -------------
Net loss for the Period                  $     2,058,214   $     135,277   $     796,776   $      38,200   $     537,336
                                         ===============   =============   =============   =============   =============

Net loss per share, basic and diluted                      $        0.01   $       (0.06)  $        0.00   $       (0.03)
                                                           =============   =============   =============   =============







              See Accompanying Notes and Independent Auditors' Report

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                                 Statement of Cash Flows
                                     (In U.S. Dollars)


                                       Cumulative From
                                        Inception Date
                                        of Aug 1, 1997                Year Ended                   Three Months Ended
                                          to June 30,                  June 30,                         June 30,
                                                           -----------------------------   -----------------------------
                                              2002             2002             2001             2002             2001
                                         -------------     -------------   -------------   -------------   -------------
Cash Provided by (Used For)
Operating Activities
   Net loss for the period               $    (2,058,214)  $    (135,277)  $    (796,776)  $     (38,200)  $    (537,336)
   Items not requiring use of cash:
    Shares issued for funding agreement
      commitment costs                           345,600            -            345,600            -            345,600
    Shares issued for services,
      (shares cancelled)                          11,750         (82,250)         94,000            -             94,000
    Depreciation                                  70,398          17,332          32,281           4,082           8,176
    Compensation on stock options                   -               -               -               -               -
    Cumulative translation adjustment                274             194             592            -               -
   Changes in non-cash working capital
     items
    Deferred income tax                          (52,500)           -               -               -               -
    Prepaid expense                               (2,209)         (2,209)          1,343            -              1,325
    Accounts payable                              99,027          69,804           6,016           4,046           9,626
    Agreement payable                               -            (75,000)        (25,000)           -               -
                                         ---------------   -------------   -------------   -------------   -------------
                                              (1,585,874)       (207,406)       (341,944)        (30,072)        (78,609)
                                         ---------------   -------------   -------------   -------------   -------------
Investing Activities
   Computer software development
    Application development stage costs         (325,000)         75,000            -               -               -
   Fixed assets purchased                       (116,654)         (2,460)         (7,056)           -             (7,056)
                                         ---------------   -------------   -------------   -------------   -------------
                                                (441,654)         72,540          (7,056)           -             (7,056)
                                         ---------------   -------------   -------------   -------------   -------------
Financing Activities
   Capital stock subscribed                    1,875,500            -            237,500            -             37,500
   Loan payable                                   85,000          85,000            -            (15,000)           -
   Due to Fusion Capital                          50,000          50,000            -             50,000            -
   Due to related parties                         30,000            -             30,000            -               -
                                         ---------------   -------------   -------------   -------------   -------------
                                               2,040,500         135,000         267,500          35,000          37,500
                                         ---------------   -------------   -------------   -------------   -------------

Increase (Decrease) in Cash
  during the period                               12,972             134         (81,500)          4,928         (48,165)
Cash, Beginning of Period                           -             12,838          94,338           8,044          61,003
                                         ---------------   -------------   -------------   -------------   -------------
Cash, End of Period                      $        12,972   $      12,972   $      12,838   $      12,972   $      12,838
                                         ===============   =============   =============   =============   =============


              See Accompanying Notes and Independent Auditors' Report

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                         Statement of Retained Earnings (Deficit)
                                   (In U.S. Dollars)

                                       Cumulative From
                                        Inception Date
                                        of Aug 1, 1997                Year Ended                   Three Months Ended
                                          to June 30,                  June 30,                         June 30,
                                                           -----------------------------   -----------------------------
                                              2002             2002             2001             2002             2001
                                         -------------     -------------   -------------   -------------   -------------
Balance (Deficit), Beginning of Period   $          -      $  (1,922,937)  $  (1,126,161)  $  (2,020,014)  $  (1,385,601)

Net loss for the period                       (2,058,214)       (135,277)       (796,776)        (38,200)       (537,336)
                                         ---------------   -------------   -------------   -------------   -------------

Balance (deficit), end of period         $    (2,058,214)  $  (2,058,214)  $  (1,922,937)  $  (2,058,214)  $  (1,922,937)
                                         ===============   =============   =============   =============   =============









              See Accompanying Notes and Independent Auditors' Report

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                            Statement of Stockholders' Equity
               From Date of Inception on August 1, 1997 to June 30, 2002
                                     (In U.S. Dollars)

===================================================================================================================================
                                          Number of                Additional      Total     Retained    Cumulative      Total
                                           Common        par         Paid-in      Capital    Earnings    Translation  Stockholders'
                                           Shares       Value        Capital       Stock     (Deficit)    Adjustment     Equity
                                       --------------------------------------------------------------------------------------------
  Net loss for eleven month period
   ended June 30, 1998                                                                        $  (144,175)             $  (144,175)
  Issued for cash, @$0.01
   October 23, 1997                     1,500,000   $     1,500   $    13,500   $    15,000                                 15,000
  Issued for cash, @$0.001
   May 8, 1997                            500,000           500                         500                                    500
  Issued for assignment of option
   on mineral properties, @$0.0035
   September 30, 1997                   8,500,000         8,500        21,500        30,000                                 30,000
                                       --------------------------------------------------------------------------------------------
                                       10,500,000        10,500        35,000        45,500      (144,175)                 (98,675)
  Shares subscribed and fully paid
   and issued, @$0.50
   April 6, 1999                           85,000            85        42,415        42,500                                 42,500
                                       --------------------------------------------------------------------------------------------
Balance, June 30, 1998                 10,585,000        10,585        77,415        88,000      (144,175)                 (56,175)
  Net loss for year ended June 30,
   1999                                                                                          (478,497)                (478,497)
  Compensation on stock options                                       120,000       120,000                                120,000
  Cumulative translation adjustment                                                                         $ (1,055)       (1,055)
  Issued for cash, @$0.50
   April 6, 1999                           20,000            20         9,980        10,000                                 10,000
  Issued for cash, @$0.50
   April 6, 1999                          100,000           100        49,900        50,000                                 50,000
  Issued for private business
   (note 7), @$0.50 April 2, 1999         400,000           400       199,600       200,000                                200,000
  Issued for cash(note 14), @$0.50
   April 15, 1999                       1,600,000         1,600       798,400       800,000                                800,000
                                       --------------------------------------------------------------------------------------------
Balance, June 30, 1999                 12,705,000        12,705     1,255,295     1,268,000      (622,672)    (1,055)      644,273
  Cumulative translation adjustment                                                                              543           543
  Shares subscribed and fully paid,
   @$0.50 January 4, 2000                 450,000           450       224,550       225,000                                225,000
  Net loss for year
    ended June 30, 2000                                                                          (503,489)                (503,489)
  Issued for exercise of
   option @ $0.50
   March 13, 2000                         100,000           100        49,900        50,000                                 50,000
  Compensation on stock options                                        30,000        30,000                                 30,000
  Exercise of warrants @ $0.50
   May 9, 2000                             50,000            50        24,950        25,000                                 25,000
  Exercise of warrants @ $0.60
   June 16, 2000                           66,667            67        39,933        40,000                                 40,000
                                       --------------------------------------------------------------------------------------------
Balance, June 30, 2000                 13,371,667        13,372     1,624,628     1,638,000    (1,126,161)      (512)      511,327
  Exercise of warrants @$0.60
   August 17, 2000                         83,333            83        49,917        50,000                                 50,000
  Exercise of warrants @$0.60
   February 9, 2001                       250,000           250       149,750       150,000                                150,000
  Issued for services at an ascribed
   price of $0.47 per share on
   June 11, 2001                          200,000           200        93,800        94,000                                 94,000
  Issue for cash, @$0.75
   June 19, 2001                           50,000            50        37,450        37,500                                 37,500
  Issued as commitment shares at an
   ascribed price of $0.54 per share
   on June 25, 2001                       640,000           640       344,960       345,600                                345,600
  Net loss for year ended June 30,
   2001                                                                                          (796,776)                (796,776)
  Cumulative translation adjustment                                                                              592           592
                                       --------------------------------------------------------------------------------------------
Balance, June 30, 2001                 14,595,000        14,595     2,300,505     2,315,100    (1,922,937)        80       392,243
  Cancellation of 175,000 shares on
   August 23, 2001                       (175,000)         (175)      (82,075)      (82,250)                               (82,250)
  Cumulative translation adjustment                                                                              194           194
  Net loss for year ended June 30,
   2002                                                                                          (135,277)                (135,277)
                                       --------------------------------------------------------------------------------------------
Balance, June 30, 2002                 14,420,000   $    14,420   $ 2,218,430   $ 2,232,850   $(2,058,214)  $    274   $   174,910
                                       ============================================================================================

              See Accompanying Notes and Independent Auditors' Report

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                             Notes to Financial Statements
                                      June 30, 2002
                                    (In U.S. Dollars)

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

               The gain or loss on translation is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on re-measurement are recognized in current net income.

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

               An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity, is as follows:


                                                             Year Ended
                                                               June 30,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
               Beginning balance, June 30,
                 2001 & 2000                          $        80   $      (512)
               Changes during the year                        194           592
                                                      -----------   -----------
               Ending balance, June 30, 2002 & 2001   $       274   $        80
                                                      ===========   ===========

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                             Notes to Financial Statements
                                      June 30, 2002
                                    (In U.S. Dollars)

Note 2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

               Capital accounts are translated at their historical exchange rates when the capital stock is issued.

               The effect of exchange rate changes on cash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

         (c)   Amortization of Computer Software
               Development - Application Development Stage Costs

               The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized. When the company is in the post-implementation / operation stage, costs will be expensed as incurred.

               Amortization of computer software costs of $325,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at June 30, 2002, and therefore no amortization of this cost has been charged to operations for the period ended June 30, 2002.

Note 3.   CAPITAL STOCK

          a) Authorized: 75,000,000 common shares at $0.001 par value per share.

          b)   Common shares issued and outstanding are as follows:
                                                       Shares           $
                                                  -------------   -------------
                 Balance, June 30, 2001              14,595,000   $   2,315,100
                   Cancelled on August 23, 2001        (175,000)        (82,250)
                                                  -------------   -------------
                 Balance, June 30, 2002              14,420,000   $   2,232,850
                                                  =============   =============

          c) Options for National Financial Communication Group, and Fordee Management Company. (See Note 13(b) and Note 14)

Note 4.   RELATED PARTY TRANSACTIONS

          (a)   (i)     Pursuant to a management agreement effective November 1,
                        1998, the Company pays $2,500 per month to MCS
                        Management Ltd., a company wholly owned by Ms. Marlene
                        C. Schluter, Director, Secretary, and Treasurer of the
                        Company, for management services provided to the Company by MCS Management Ltd. Unpaid management fees, as at June 30, 2002, total $27,500.

                (ii) Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Financial Officer, CEO, and Director of the Company. Unpaid management fees, as at June 30, 2002, total $25,000

          (b) Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at June 30, 2002:

                    Chad D. Lee             5,500,000 common shares
                    Marlene C. Schluter     2,500,000 common shares
                                            ---------
                                            8,000,000
                                            =========

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                             Notes to Financial Statements
                                      June 30, 2002
                                    (In U.S. Dollars)



Note 4.   RELATED PARTY TRANSACTIONS (cont'd)

          (c)    Loans to the Company unpaid as at June 30, 2002 are as follows:

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

          The cost and accumulated depreciation are as follows:

                                                               June 30,
                                                      -------------------------
                                                          2002          2001
                                                      -----------   -----------
              Cost                                    $   116,654   $   114,194
              Accumulated depreciation                    (70,398)      (53,066)
                                                      -----------   -----------
              Net balance                             $    46,256   $    61,128
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

          b)   Computer Software Costs capitalized

               By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies ("Stratford"), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September 30, 2001, due to bankruptcy of Stratford, for a net amount of $325,000, which is capitalized in these financial statements.

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                             Notes to Financial Statements
                                      June 30, 2002
                                    (In U.S. Dollars)

Note 7.   LEASE OBLIGATIONS

          Lease of Premises

          The Company entered into leases for offices located at #118-1118 Homer Street, Vancouver and #119-1118 Homer Street, respectively, effective November 1, 2001 with S & W 97 Enterprises Ltd. for the term of one year for monthly rent and costs of CAD$ 900 and CAD$ 700, respectively, with options to renew the leases for a further term of one year, each.

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

          b)   There are no liabilities for pension costs at June 30, 2002.

Note 9.   NET LOSS PER SHARE

          Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Note 10.  INCOME TAXES

          The Company has losses carried forward to future years of $2,110,714. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

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

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                             Notes to Financial Statements
                                      June 30, 2002
                                    (In U.S. Dollars)

Note 12.  CONSULTING AGREEMENTS (cont'd)

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
                                                                    ===========

Note 13.  FORDEE MANAGEMENT COMPANY

          a) As at February 2, 1999 the Company granted to Fordee Management Company with stock options to purchase 400,000 common share of the Company at a price of $0.20 per share with the expiry date of October 3, 2002. These options are outstanding as at June 30, 2002.

          b)   Fordee Management Company is an unrelated third party

          c) The compensation of $120,000 applicable to issuance of this option was expensed in the year ended June 30, 1999, and was added to paid-in capital, computed as follows:

                 Option price of 400,000 shares at $0.20 per share $ 80,000 Market price at date of issuance of option
                 400,000 shares at $0.50 per share                      200,000
                                                                    -----------
                 Compensation added to paid-in capital              $   120,000
                                                                    ===========

                 Deferred income tax - 35% of $120,000              $    42,000
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

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                             Notes to Financial Statements
                                      June 30, 2002
                                    (In U.S. Dollars)



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

          The 640,000 commitment shares are recorded as issued at an ascribed price of $0.54 per share for $345,600, as at the preceding fiscal year ended June 30, 2001.

Note 15.  LOANS PAYABLE

          Summary:
          --------

           Progressive Contracting Ltd.        $   30,000
           CK Dragon Trust                         15,000
           Richard L. Coglon                       40,000
                                               ----------
                                               $   85,000
                                               ==========

          (a) The Company received Convertible Bridge Financing from Progressive Contracting Ltd. of $30,000 and this loan is secured by a Promissory Note dated August 29, 2001, with interest payable of 10% per annum, maturing August 31, 2002.

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

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                             Notes to Financial Statements
                                      June 30, 2002
                                    (In U.S. Dollars)

Note 15.  LOANS PAYABLE (cont'd)

          (b) The Company received Convertible Bridge Financing from CK Dragon Trust of $30,000 and this loan is secured by a Promissory Note dated November 7, 2001, with interest payable of 10% per annum, maturing April 7, 2002.

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

               On May 24, 2002, the note holder and the Company have agreed to a payment schedule to retire the debt as follows:

               (i) Fifteen thousand dollars ($15,000) of the principal to be paid immediately, plus;

               (iii) One thousand and five hundred dollars ($1,500) representing the total amount of interest calculated on the note.

               (iv) The remaining principal balance of fifteen thousand dollars ($15,000) of the note will be paid on or before the Company receives funds from escrow that are contingent on the company launching it's Virtuallydating.com web portal. The remaining balance of fifteen thousand dollars ($15,000) will accrue interest at a rate of 10% per annum beginning on May 21, 2002 and ending on the date when the Company has the ability to retire the debt.

          (c) The Company received a loan from Richard L. Coglon of $40,000 and this loan is secured by a Promissory Note dated January 10, 2002, with interest rate payable of 7% per annum, maturing January 10, 2003.

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

               (ii) The conversion right of Richard L. Coglon may be exercised only on the "Maturity Date" and at any time thereafter but prior to payment in full of the principal amount and accrued interest on the Promissory Note.

                       Richard L. Coglon is not a director or officer of the Company and is an arm's length third party.

                                 ONLINE INNOVATION, INC.
                                (A Delaware Corporation)
                             (A Development Stage Company)
                             Notes to Financial Statements
                                      June 30, 2002
                                    (In U.S. Dollars)

Note 16.  CONSULTING AGREEMENT

          A consulting agreement between Damon G. Hoy and the Company is effective on June 15, 2002.

          Term of this Agreement
          ----------------------

          The term of this Agreement is for a period of three months form the date hereof, and thereafter shall continue in full force and effect from month to month, at a remuneration agreed upon between the parties as described in "Compensation to the Consultant", unless terminated according to the terms of prescribed in the Agreement.

          Compensation to the Consultant
          ------------------------------

          For the Consultant's services under this Agreement, the Company shall pay the Consultant a consulting fee in the amount of $2,500 Cdn per month. In addition to the payment of the fee, the Company shall reimburse the Consultant for all previously authorized expenses actually and properly incurred by the Consultant on behalf of the Company in carrying out its duties and performing its functions under this Agreement and for all such expenses the Consultant shall furnish statements and vouchers to the Company prior to reimbursement.

          Reporting by the Contractor
          ---------------------------

          At lease once in every month, the Consultant shall provide to each Director such information concerning the Company's businesses and activities for the previous month as the Directors may reasonably require.

          Termination
          -----------

          This Agreement may be terminated by the Company without prior notice if, at any time, the Consultant, while in the performance of its duties commits a material breach of provision of this Agreement, is unable or unwilling to perform the duties under the Agreement, commits fraud or serious neglect or misconduct in the discharge of its duties hereunder or becomes bankrupt or make any arrangement or compromise with its creditors.

Note 17.  AGREEMENT WITH FUSION CAPITAL FUND II, L.L.C.

          On April 30, 2002, the Company entered into an agreement with Fusion Capital Fund II, LLC ("Fusion"), pursuant to which the Company may acquire cash advances from Fusion (the "Loan Agreement"). The cash advances are at Fusion's sole discretion and, if made, are to be made against stock purchases to be made by Fusion under the Common Stock Purchase Agreement between the Company and Fusion dated June 25, 2001 and disclosed in the Company's Form 8K dated July 6, 2001. Fusion may require repayment of any advances on demand. The Company may also repay any advances at any time by providing Fusion with three days notice of its intention to do so. If the advances are not repaid in this manner, they may be repaid through the issuance of shares of the Company's common stock to Fusion in accordance with the terms of the Common Stock Purchase Agreement. If repaid in such manner, the advances will be treated as advances against the aggregate value of stock to be purchased by Fusion under the Common Stock Purchase Agreement. Any purchase of stock under the Common Stock Purchase Agreement will therefore reduce the outstanding amount of the advances by the value of common stock purchased. Failure to repay the advances on demand by Fusion will constitute a default under the Common Stock Purchase Agreement and may, at Fusion's discretion, result in the termination of the Common Stock Purchase Agreement.

          To date, Fusion has advanced an aggregate of $50,000 to the Company pursuant to the Loan Agreement. This amount remains outstanding as of June 30, 2002.

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


                                        PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

   The following table sets forth, as of the date of this registration statement, the name, age, and position of the officers and directors of the Company and the date of appointment of such officer or director:


--------------------------------------------------------------------------------
     Name                   Age                        Position (1)
--------------------------------------------------------------------------------
Chad D. Lee (2)              34              Director, President and CEO
--------------------------------------------------------------------------------

Marlene Schluter (3)         39              Director, Secretary and Treasurer
--------------------------------------------------------------------------------

Harvey H. Cohen (4)          76              Director and Vice President
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

Involvement in Legal Proceedings

During the past five years, no director or officer of the Company has been:

    o a general partner or executive officer of a business against which a bankruptcy petition was filed;
    o convicted in a criminal proceeding or is currently subject to a pending criminal proceeding;
    o subject to any order, judgement or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending him/her from, or otherwise limiting his/her involvement in, any type of business, securities or banking activities; or
    o found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

ITEM 10:   EXECUTIVE COMPENSATION

   The following table provides a summary of the compensation paid to the Company's Chief Executive Officer for the last three fiscal years. No officers of the Company received in excess of $100,000 in annual salary and bonus. The Company's Chief Executive Officer has received no compensation other than salary.

                                SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------
                                                                     Annual
         Name and Principal Position             Year Ended       Compensation
                                                                ----------------
                                                                     Salary
--------------------------------------------------------------------------------

Chad Lee , President & Director                 June 30, 2002        $30,000 (1)
                                                June 30, 2001        $30,000 (1)
                                                June 30, 2000        $30,000 (1)
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

ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of the Company's issued and outstanding common stock as of September 23, 2002 by i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's common stock; (ii) named directors and executive officers; and (iii) all directors and executive officers of the Company as a group:


--------------------------------------------------------------------------------
 Name and address of beneficial owner   Amount and nature of      Percent of
                                           beneficial owner        class (1)
--------------------------------------------------------------------------------

Chad D. Lee                                  5,500,000 (2)           38.1%
(President, Chief Executive Officer
and Director)
61-12411 Jack Bell Drive
Richmond, British Columbia
Canada

--------------------------------------------------------------------------------

Marlene C. Schluter                          2,500,000 (2)           17.3%
(Secretary, Treasurer and Director)
2233 Lillooet Street
Vancouver, British Columbia
Canada

--------------------------------------------------------------------------------

Harvey H. Cohen                                      0 (2)            0.0%
(Vice President and Director)
8278 Tugboat Place
Vancouver, British Columbia
Canada
--------------------------------------------------------------------------------

Directors and Officers as a Group            8,000,000               55.4%
(3 persons)
--------------------------------------------------------------------------------

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

ITEM 13:   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit                                                          Sequential Page
Number          Description                                      Number
------          -----------                                      ------

3(i)**      Certificate of Incorporation dated May 7, 1997;
            Certificate of Amendment dated October 16, 1997;
            and Certificate of Amendment dated April 8, 1999.

3(ii).1**   Bylaws of Micro Millennium, Inc.

3(ii).2**   Resolution of the board of directors approving
            amendment to the By-Laws of Micro Millenium, Inc.

10.1        Loan Agreement between the Company and Fusion
            Capital Fund II, LLC dated April 30, 2002

10.2        Consulting Agreement between the Company and Damon
            Hoy dated June 15, 2002

10.3 Convertible Promissory Note dated January 10, 2002 in favor of Richard L. Coglon

10.4        Convertible Bridge Financing Note dated November 7,
            2001 in favor of CK Dragon Trust

10.5 Convertible Bridge Financing Note dated August 29, 2001 in favor of Progressive Contracting Ltd.

10.6        2000 Incentive Stock Option Plan

10.7* Common Stock Purchase Agreement between Fusion Capital Fund II, LLC and the Company dated June 25, 2001.

10.8*** Promotion Agreement between Action Stocks, Inc. and the Company dated June 11, 2001.

10.9** Consulting Agreement between National Financial Communications Corp. and the Company dated February 1, 2000.

10.10** Custom Affiliate Agreement between KnowledgeWeb, Inc. and the Company, dated November 8, 1999.

10.11** Lease Agreement between 570679 B.C. Ltd. as Lessor and the Company as Lessee, dated November 1, 1999.

10.12** Agreement between Netgain Management Solutions Inc. and the Company, dated November 1, 1999, for management and administrative services provided by Netgain Management Solutions Inc.

10.13** Agreement between 535424 B.C. Ltd., the Company, dated April 1, 1999, for professional media buying/marketing services provided by 535424 B.C. Ltd.

10.14** Agreement between Stratford Internet Technologies, Inc. and the Company dated July 30, 1999, for services related to the development, design and maintenance of the Company's internet based products and services.

10.15** Purchase Agreement between Sinaloa Gold Corp. and Online Innovation, dated April 2, 1999.

10.16** Option Agreement between Fordee Management Company and the Company, dated February 2, 1999.

10.17** Agreement between MCS Management Ltd. and the Company, dated November 1, 1998, for management and administrative services provided by MCS Management Ltd.

10.18** Agreement in Principle between Minera Fuerte Mayo and CL Communications Group, dated September 30, 1997.

10.19** Assignment Agreement between Sinaloa Gold Corp. and CL Communications Group, dated September 30, 1997.

99.1        Certificate of Principal Executive Officer

99.2        Certificate of Principal Financial Officer

* Incorporated by reference from the Company's Form 8-K filed on July 10, 2001, as amended.

** Incorporated by reference from the Registration Statement on Form 10SB of the Company filed with the Commission on February 1, 2000 as amended.

*** Incorporated by reference from the Company's Form 10KSB filed with the Commission on September 28, 2001.

(b)   Reports on Form 8K

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     September 26, 2002             ONLINE INNOVATION, INC.
      ---------------------------
                                               (Registrant)


                                         By: /s/ Chad D. Lee
                                             -----------------------------------
                                             Chad D. Lee, President, Director,
                                             Principal Executive Officer


                                         By: /s/ Marlene C. Schluter
                                             -----------------------------------
                                             Marlene C. Schluter, Director,
                                             Principal Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Chad D. Lee
  ---------------------------------
  Chad D. Lee, President, Director,
  Principal Executive Officer

Date:   September 26, 2002
    -------------------------------



By: /s/ Marlene C. Schluter
  ---------------------------------
  Marlene C. Schluter, Director,
  Principal Financial Officer

Date:   September 26, 2002
     ------------------------------

                 CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER





I, Chad D. Lee certify that:

1. I have reviewed this annual report on Form 10-KSB of Online Innovation, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No.
       34-46427.]

Date:   September 26, 2002
    --------------------------------


/s/ Chad D. Lee
------------------------------------
Chad D. Lee, President, Director,
Principal Executive Officer

                 CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER





I, Marlene C. Schluter certify that:

1. I have reviewed this annual report on Form 10-KSB of Online Innovation, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No.
                 34-46427.]

Date:   September 26, 2002
     -------------------------------


/s/ Marlene C. Schluter
------------------------------------
Marlene C. Schluter, Director,
Principal Financial Officer

Exhibit 10.1


                                ONLINE INNOVATION, INC.
                             1118 Homer Street, Suite 118
                               Vancouver British Columbia
                                    V6B 6L5 Canada




Fusion Capital Fund II, LLC                                       April 30, 2002
222 Merchandise Mart Plaza, Suite 9-112
Chicago, Illinois 60654

re: ONLINE INNOVATION, INC.
    -----------------------

Gentlemen:

   This letter is being delivered to confirm our understanding with respect to certain matters under that certain Common Stock Purchase Agreement, dated as of June 25, 2001 (the "Purchase Agreement"), by and between ONLINE INNOVATION, INC., a Delaware corporation (the "Company") and FUSION CAPITAL FUND II, LLC ("Fusion"), with respect to the purchase by Fusion of up to $6,000,000 of Common Stock of the Company. All capitalized terms used in this letter that are not defined in this letter shall have the meanings set forth in the Purchase Agreement. The Company and Fusion agree as follows:

   Fusion may, in its sole discretion, make cash advances to the Company ("Prepaid Amount") from time to time as an advance against purchases under the Purchase Agreement in amounts agreed to by Fusion and the Company. The balance of the Prepaid Amount will increase as Fusion makes any cash advances to the Company. The Prepaid Amount will be reduced by the Purchase Amount of any purchases of Common Stock by Fusion. When the Prepaid Amount is zero, Fusion shall within three Trading Days of receipt of Purchase Shares pay the outstanding balance of the Purchase Amount for shares of Common Stock purchased by Fusion. The Company may at any time repay all or any portion of the Prepaid Amount upon three Trading Days prior written notice to Fusion, during which time Fusion shall be entitled to purchase shares of Common Stock under the Common Stock Purchase Agreement, and Fusion may at any time require the Company to repay the Prepaid Amount in full. Any failure by the Company to repay the Prepaid Amount on demand by Fusion shall constitute an Event of Default.

   If Fusion does pay any Prepaid Amount to the Company before the Commencement, the Company shall sell shares of Common Stock to Fusion as if the Commencement had occurred, and the shares of Common Stock purchased by Fusion shall be freely tradable and without restriction under the 1933 Act and shall not bear any restrictive legend. If the Company cannot deliver shares of Common Stock that are freely tradable, than the Company shall deliver to Fusion shares of Common Stock that are "restricted" under the 1933 Act. Any failure by the Company to deliver to Fusion freely tradable shares of Common Stock upon a purchase by Fusion at any time shall constitute an Event of Default.

   At any time that the Prepaid Amount is greater than $0.00, (i) the Company shall not suspend any purchases by Fusion or terminate the Purchase Agreement,
(ii) the amount of the Daily Base Amount shall be $0.00, (iii) Fusion shall have the right to purchase Common Stock at any time with a Purchase Amount up to the then outstanding Prepaid Amount, and (iv) the Floor Price shall be such amount as determined by Fusion.

   Except as expressly set forth in this letter, the terms of the Purchase Agreement have not been modified, supplemented or amended in any respect and the Purchase Agreement remains in full force and effect between the parties hereto.


                                    ONLINE INNOVATION, INC.

                                    By:   /s/ Chad Lee
                                        -----------------------------------
                                    Name:  Chad D. Lee
                                          ---------------------------------
                                    Title:   President / CEO
                                          ---------------------------------


ACKNOWLEDGED AND AGREED:
FUSION CAPITAL FUND II, LLC

By:   /s/Steven G. Martin
   -----------------------------------
      Steven G. Martin
      Managing Member

Exhibit 10.2

THIS CONSULTING AGREEMENT is effective as of the 15th day of June, 2002.

BETWEEN:

           ONLINE INNOVATION INC., a company duly incorporated under the laws of
           ----------------------
           the State of Delaware, having its Executive Office at 118 - 1118 Homer Street, Vancouver, British Columbia.

           (the "Company")

                                                                  THE FIRST PART

AND:

           DAMON G. HOY, an individual , having an Office at Suite 501 - 1228
           -------------
           Hamilton Street, Vancouver, British Columbia.

           (the "Consultant")

                                                                 THE SECOND PART

   WHEREAS the Company wishes to retain the Consultant to provide investor relations and administrative services to the Company and the Consultant has agreed to provide such services pursuant to the terms of this Agreement.

   NOW THEREFORE THIS AGREEMENT WITNESSETH that in consideration of the premises and mutual covenants and conditions herein contained, the parties hereto covenant and agree each with the other as follows:

                            Duties of the Consultant
                            ------------------------

1. The Consultant shall provide the following investor relations and administrative services to the Company pursuant to the terms and conditions of this Agreement:

     (a) administration and data-management of the Company's current shareholders;

     (b) providing liaison with the Company's current, potential and future shareholders;

     (c) co-ordinating the dissemination of news of the Company to the public and to shareholders of the Company; and

     (d) overseeing the development of the Company's shareholder relations plan and devising strategies for the further development of the Company's shareholder communications plan.

3. The Consutant shall provide the services contemplated herein faithfully, diligently, to the best of its abilities and in the best interests of the Company and shall devote the time necessary to effectively deliver said services.

4. The Consultant shall not, except as authorized or required by its duties, reveal or divulge to any person or companies any of the trade secrets, secret or confidential operations, processes or dealings or any information concerning the organization, business, finances, transactions or other affairs of the Company which may come to its knowledge during the term of this Agreement. This restriction shall apply after the termination of this Agreement but shall cease to apply to information or knowledge which may come into the public domain.

                                 Term of This Agreement
                                 ----------------------


5. The term of this Agreement is for a period of (3) three months from the date hereof, and thereafter shall continue in full force and effect from month to month, at a remuneration agreed upon between the parties as described in "Compensation to the Consultant", unless terminated according to terms prescribed in this Agreement.

                             Compensation to the Consultant
                             ------------------------------

6. For the Consultant's services under this Agreement, the Company shall pay the Consultant a consulting fee in the amount of $2,500 (CDN) per month. In addition to the payment of the fee, the Company shall reimburse the Consultant for all previously authorized expenses actually and properly incurred by the Consultant on behalf of the Company in carrying out its duties and performing its functions under this Agreement and for all such expenses the Consultant shall furnish statements and vouchers to the Company prior to reimbursement.

                              Reporting by the Contractor
                              ---------------------------

7. At least once in every month, the Consultant shall provide to each Director such information concerning the Company's businesses and activities for the previous month as the Directors may reasonably require.

                                      Termination
                                      -----------

8. This Agreement may be terminated by the Company without prior notice if, at any time, the Consultant, while in the performance of its duties commits a material breach of a provision of this Agreement, is unable or unwilling to perform the duties under this Agreement, commits fraud or serious neglect or misconduct in the discharge of its duties hereunder or becomes bankrupt or makes any arrangement or compromise with its creditors.

9. The Company may terminate this Agreement with cause upon giving the Consultant thirty (30) days' notice and the Consultant may terminate this Agreement with cause upon giving the Company thirty (30) days' notice.

                                        General
                                        -------

10. This Agreement may not be assigned by any party except with the written consent of the other party hereto.

11.  Time shall be of the essence of this Agreement.

12. This Agreement embodies the entire agreement and understanding between the parties hereto and supersedes all prior agreements and undertakings, whether oral or written, relative to the subject matter hereof.

13. This Agreement shall enure to the benefit of and be binding upon each of the parties hereto and their respective successors and permitted assigns.


   IN WITNESS WHEREOF the parties have executed this Agreement as of the date first above written.

ONLINE INNOVATION INC.

Per:


/s/ Chad Lee
---------------------------------
Authorized Signatory


Per:


/s/ Damon Hoy
---------------------------------
Damon G. Hoy

Exhibit 10.3

THIS CONVERTIBLE PROMISSORY NOTE AND THE SHARES OF COMMON STOCK ISSUABLE UPON THE CONVERSION HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY STATE SECURITIES LAW. NEITHER THIS NOTE NOR SUCH SHARES OF COMMON STOCK NOR ANY INTEREST OR PARTICIPATION HEREIN OR THEREIN MAY BE SOLD, ASSIGNED, MORTGAGED, PLEDGED, HYPOTHECATED, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT IN COMPLIANCE WITH THE ACT AND APPLICABLE STATE SECURITIES LAWS, AND WITH THE TERMS AND CONDITIONS HEREOF.

ONLINE INNOVATION, INC.
CONVERTIBLE PROMISSORY NOTE


$40,000.00 USD                                                  January 10, 2002

Online Innovation, Inc., a Delaware corporation (the "Company"), for value received, hereby promises to pay to Richard L. Coglon(the "Holder"),in legal
                                    -----------------
tender of the United States of America, the principal sum of _forty-thousand dollars ($40,000), twelve (12) months from the date of this Note(January 10, 2003, the "Maturity Date"), and to pay interest thereon at the rate of seven percent (7%) per annum. Interest shall be computed on the basis of a 365-day year and the number of actual days elapsed.

   Section 1. Time and Place of Payment. (a) The entire unpaid principal balance of this Note, together with any accrued and unpaid interest thereon, shall be due and payable on the Maturity Date. Principal and interest on this Note shall be paid by wire transfer of immediately available funds or by check delivered to the Holder's registered address as it appears upon the books of the Company. Upon the payment in full of this Note, the Holder shall immediately surrender this Note to the Company at its executive offices.

   (b) Any payment made under this Note, whether upon acceleration, final maturity or otherwise, shall be applied first to the payment of any accrued and unpaid interest and the balance (if any) shall be applied on account of principal.

   (c) Whenever any payment to be made under this Note shall be due on a Saturday, Sunday or any day on which banks are required or authorized by law or regulation to close in New York City (any other day being a "Business Day"), such payment may be made on the next succeeding Business Day, and such extension of time shall in such case not be included in the computation of interest accrued.

(d) Notwithstanding any other provision of this Note, in the event that any portion of the principal amount of this Note is converted into any shares of the

Company's Common Stock in accordance with the provisions of Section 3 below, then no interest shall be payable on the portion so converted for the period following the date of conversion.

   Section 2. Prepayments. The Company shall have the right to prepay this Note, in whole or in part, at any time upon ten (10) days prior written notice to the Holder.

Section 3. Conversion.

(a) After January 10, 2003 (the "Maturity Date"), the Holder shall have the right, at its option, on or after the Maturity Date to convert the principal amount of this Note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in this Note, into fully paid and non-assessable shares of the Company's Common Stock at a conversion price of $0.25 per share (the "Conversion Shares"), and one share purchase warrant entitling the holder to acquire one additional fully payable and non-assessable common share of the company at a purchase price of $0.25 per share expiring on January 10, 2004.

   (b) The Holder's conversion right set forth in this Section may be exercised only on the "Maturity Date" and at any time thereafter but prior to payment in full of the principal amount of and accrued interest on this Note.

   (c) The Holder may exercise the right to convert all or any portion of the principal amount of this Note only by delivery of (i) this Note and (ii) a properly completed conversion notice on a Business Day to the Company's principal executive offices. Such conversion shall be deemed to have been made immediately prior to the close of business on the Business Day of such delivery of this Note and the conversion notice (the "Conversion Date"), and the Holder shall be treated for all purposes as the record holder of the shares of Common Stock into which this Note is converted as of such date.

   (d) As promptly as practicable after the conversion of this Note, the Company at its expense shall issue and deliver to the Holder of this Note a stock certificate or certificates representing the number of Conversion Shares into which this Note has been converted.

   (e) Upon conversion of this Note and the delivery of the items set forth in
Section 3(d), the Company shall be forever released from all of its obligations and liabilities under this Note.

   (f) If, prior to the Conversion Date, the Company shall (i) pay a stock dividend or make a distribution to all holders of Common Stock in shares of its Common Stock, (ii) subdivide its outstanding shares of Common Stock, (iii) combine its outstanding shares of Common Stock into a smaller number of shares, or (iv) issue by reclassification of its shares of Common Stock any shares of capital stock of the Company, the number of Conversion Shares shall be proportionately increased or decreased, as the case may be.

   Section 4. Reservation of Stock Issuable Upon Conversion. At all times that this Note shall be convertible into shares of Common Stock, the Company shall reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of this Note such number of its shares of such Common Stock as shall from time to time be sufficient to effect the conversion of this Note in full. In the event that the number of authorized but unissued shares of such Common Stock shall not be sufficient to effect the conversion of the entire outstanding principal amount of this Note, then in addition to such other remedies as shall be available to the Holder, the Company shall promptly take such corporate action as may be necessary to increase its authorized but unissued shares of such Common stock to such number of shares as shall be sufficient for such purpose.

Section 5. Transfer Restrictions.

   (a) This Note may not be transferred except upon satisfaction of all of the requirements of the Act and applicable state securities laws. Without limiting the generality of the foregoing, the Holder agrees that (i) this Note and the Conversion Shares have not been registered under the Act and may not be sold or transferred with-out registration under the Act or unless an exemption from such registration is available; (ii) the Holder has acquired this Note and will acquire the Conversion Shares for its own account for investment purposes only and not with a view toward resale or distribution; (iii) stop transfer instructions may be placed with the Company's transfer agent or registrar (which may be the Company) so as to restrict the transfer of this Note and any Conversion Shares in accordance with the provisions of the Note; and (iv) each certificate representing any shares of Common Stock into which this Note may be converted shall be inscribed with the following legend:

        THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR UNDER ANY STATE SECURITIES LAWS. NEITHER SUCH SECURITIES NOR ANY INTEREST OR PARTICIPATION THEREIN MAY BE SOLD, ASSIGNED, OFFERED FOR SALE, PLEDGED, HYPOTHECATED, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO A REGISTRATION STATEMENT FILED UNDER THE ACT AND SUCH LAWS OR PURSUANT TO EXEMPTIONS FROM SUCH REGISTRATION.

   Section 6. Loss of Note. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Note, and (in the case of loss, theft or destruction) of indemnification in form and substance acceptable to the Company in its reasonable discretion, and upon surrender and cancellation of this Note, if mutilated, the Company shall execute and deliver a new Note of like tenor and date.

   Section 7. Entire Agreement. This Note represents the entire agreement and understanding between the parties concerning the subject matter hereof and supersede all prior and contemporaneous agreements, understandings, representations and warranties with respect thereto.

   Section 8. Binding Effect; No Third Party Beneficiaries. All provisions of this Note shall be binding upon and inure to the benefit of the parties and their respective heirs, legatees, executors, administrators, legal representatives, successors, and permitted transferees and assigns. No person other than the Holder and the Company shall have any legal or equitable right, remedy or claim under, or in respect of, this Note.

   Section 9. Amendments and Waivers. This Note may be amended, changed or modified only by a written instrument executed by the Company and the Holder of this Note. Any waiver of any breach of any of the terms of this Note, and any consent required or permitted to be given hereunder, shall be effective if in writing and executed by or on behalf of the Holder of this Note. No waiver of any breach nor consent to any transaction shall be deemed a waiver of or consent to any other or subsequent breach or transaction.

   Section 10. Waiver of Presentment, etc. The Company hereby waives presentment for payment, demand, notice of non-payment, protest and notice of protest, and hereby agrees to all extensions and renewals of this Note, without notice.

   Section 11. Governing Law. This Note shall be governed by and construed in accordance with the laws of the State of Delaware applicable to agreements and instruments made and wholly performed and paid in that state, without regard to its conflicts of law principles.

   Section 12. Headings. The headings used in this Note are used for convenience only and are not to be considered in construing or interpreting this Note.

   IN WITNESS WHEREOF, the Company has caused this Note to be signed and attested to by its duly authorized officers.


ONLINE INNOVATION, INC.                       /s/ RICHARD L. COGLON
                                              -----------------------
                                                  (name of Holder)

By: Online Innovations Inc.        Address:    5060 Pinetree Cr.
    -------------------------                 -----------------------
Name:   Marlene C. Schluter                    West Vancouver BC
      ----------------------                  -----------------------
Title:  Director                               V7W 3B4
      ----------------------                  -----------------------

                                   Signature: /s/ Richard L. Coglon
                                              -----------------------

                                   Title:     -----------------------

EXHIBIT A

CONVERSION NOTICE
[Cannot exercise prior to January 10 ,2003 (the "Maturity Date")]


(To be signed only upon conversion of this Note)


TO:  ONLINE INNOVATION, INC.

   The undersigned, the registered holder of the 7% Convertible Promissory
Note (the "Note") of Online Innovation, Inc. (the "Company"), hereby surrenders the Note for conversion into shares of Common Stock of the Company ("Common Stock") to the extent of $_______ unpaid principal amount of the Note, all in accordance with the provisions of such Note. The undersigned requests (i) that a certificate representing shares of Common Stock, bearing the appropriate legends, be issued to the undersigned, and (ii) if the unpaid principal amount so converted is less than the entire unpaid principal amount of the Note, that a new substitute note representing the portion of said unpaid principal amount that is not so converted be issued in accordance with the provisions of the Note.

Dated: January 10, 2002.


________________________________________________
(Signature and name of the registered holder)

Exhibit 10.4



THIS CONVERTIBLE PROMISSORY NOTE AND THE SHARES OF COMMON STOCK ISSUABLE UPON THE CONVERSION HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY STATE SECURITIES LAW. NEITHER THIS NOTE NOR SUCH SHARES OF COMMON STOCK NOR ANY INTEREST OR PARTICIPATION HEREIN OR THEREIN MAY BE SOLD, ASSIGNED, MORTGAGED, PLEDGED, HYPOTHECATED, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT IN COMPLIANCE WITH THE ACT AND APPLICABLE STATE SECURITIES LAWS, AND WITH THE TERMS AND CONDITIONS HEREOF.

ONLINE INNOVATION, INC.
CONVERTIBLE BRIDGE FINANCING NOTE


$30,000.00 USD                                                  November 7, 2001

Online Innovation, Inc., a Delaware corporation (the "Company"), for value received, hereby promises to pay to CK Dragon Trust(the "Holder"),in legal tender of the United States of America, the principal sum of thirty-thousand ($30,000), six (6) months from the date of this Note(April 7, 2002, the "Maturity Date"), and to pay interest thereon at the rate often percent (10%) per annum. Interest shall be computed on the basis of a365-day year and the number of actual days elapsed.

   Section 1. Time and Place of Payment. (a) The entire unpaid principal balance of this Note, together with any accrued and unpaid interest thereon, shall be due and payable on the Maturity Date. Principal and interest on this Note shall be paid by wire transfer of immediately available funds or by check delivered to the Holder's registered address as it appears upon the books of the Company. Upon the payment in full of this Note, the Holder shall immediately surrender this Note to the Company at its executive offices.

   (b) Any payment made under this Note, whether upon acceleration, final maturity or otherwise, shall be applied first to the payment of any accrued and unpaid interest and the balance (if any) shall be applied on account of principal.

   (c) Whenever any payment to be made under this Note shall be due on a Saturday, Sunday or any day on which banks are required or authorized by law or regulation to close in New York City (any other day being a "Business Day"), such payment may be made on the next succeeding Business Day, and such extension of time shall in such case not be included in the computation of interest accrued.

(d) Notwithstanding any other provision of this Note, in the event that any portion of the principal amount of this Note is converted into any shares of the Company's Common

Stock in accordance with the provisions of Section 3 below, then no interest shall be payable on the portion so converted for the period following the date of conversion.

   Section 2. Prepayments. The Company shall have the right to prepay this Note, in whole or in part, at any time upon ten (10) days prior written notice to the Holder.

Section 3. Conversion.

(a) After April 7, 2002 (the "Maturity Date"), the Holder shall have the right, at its option, on or after the Maturity Date to convert the principal amount of this Note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in this Note, into fully paid and non-assessable shares of the Company's Common Stock at a conversion price of $0.20 per share (the "Conversion Shares").

   (b) The Holder's conversion right set forth in this Section may be exercised only on the "Maturity Date" and at any time thereafter but prior to payment in full of the principal amount of and accrued interest on this Note.

   (c) The Holder may exercise the right to convert all or any portion of the principal amount of this Note only by delivery of (i) this Note and (ii) a properly completed conversion notice on a Business Day to the Company's principal executive offices. Such conversion shall be deemed to have been made immediately prior to the close of business on the Business Day of such delivery of this Note and the conversion notice (the "Conversion Date"), and the Holder shall be treated for all purposes as the record holder of the shares of Common Stock into which this Note is converted as of such date.

   (d) As promptly as practicable after the conversion of this Note, the Company at its expense shall issue and deliver to the Holder of this Note a stock certificate or certificates representing the number of Conversion Shares into which this Note has been converted.

   (e) Upon conversion of this Note and the delivery of the items set forth in
Section 3(d), the Company shall be forever released from all of its obligations and liabilities under this Note.

   (f) If, prior to the Conversion Date, the Company shall (i) pay a stock dividend or make a distribution to all holders of Common Stock in shares of its Common Stock, (ii) subdivide its outstanding shares of Common Stock, (iii) combine its outstanding shares of Common Stock into a smaller number of shares, or (iv) issue by reclassification of its shares of Common Stock any shares of capital stock of the Company, the number of Conversion Shares shall be proportionately increased or decreased, as the case may be.

   (g) The Company agrees that after April 7, 2002 the Holder shall retain the right to convert even if the Company indicates its willingness to repay the loan.

   Section 4. Reservation of Stock Issuable Upon Conversion. At all times that this Note shall be convertible into shares of Common Stock, the Company shall reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of this Note such number of its shares of such Common Stock as shall from time to time be sufficient to effect the conversion of this Note in full. In the event that the number of authorized but unissued shares of such Common Stock shall not be sufficient to effect the conversion of the entire outstanding principal amount of this Note, then in addition to such other remedies as shall be available to the Holder, the Company shall promptly take such corporate action as may be necessary to increase its authorized but unissued shares of such Common stock to such number of shares as shall be sufficient for such purpose.

Section 5. Transfer Restrictions.

   (a) This Note may not be transferred except upon satisfaction of all of the requirements of the Act and applicable state securities laws. Without limiting the generality of the foregoing, the Holder agrees that (i) this Note and the Conversion Shares have not been registered under the Act and may not be sold or transferred with-out registration under the Act or unless an exemption from such registration is available; (ii) the Holder has acquired this Note and will acquire the Conversion Shares for its own account for investment purposes only and not with a view toward resale or distribution; (iii) stop transfer instructions may be placed with the Company's transfer agent or registrar (which may be the Company) so as to restrict the transfer of this Note and any Conversion Shares in accordance with the provisions of the Note; and (iv) each certificate representing any shares of Common Stock into which this Note may be converted shall be inscribed with the following legend:

        THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR UNDER ANY STATE SECURITIES LAWS. NEITHER SUCH SECURITIES NOR ANY INTEREST OR PARTICIPATION THEREIN MAY BE SOLD, ASSIGNED, OFFERED FOR SALE, PLEDGED, HYPOTHECATED, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO A REGISTRATION STATEMENT FILED UNDER THE ACT AND SUCH LAWS OR PURSUANT TO EXEMPTIONS FROM SUCH REGISTRATION.

   Section 6. Loss of Note. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Note, and (in the case of loss, theft or destruction) of indemnification in form and substance acceptable to the Company in its reasonable discretion, and upon surrender and cancellation of this Note, if mutilated, the Company shall execute and deliver a new Note of like tenor and date.

   Section 7. Entire Agreement. This Note represents the entire agreement and understanding between the parties concerning the subject matter hereof and supersede all prior and contemporaneous agreements, understandings, representations and warranties with respect thereto.

   Section 8. Binding Effect; No Third Party Beneficiaries. All provisions of this Note shall be binding upon and inure to the benefit of the parties and their respective heirs, legatees, executors, administrators, legal representatives, successors, and permitted transferees and assigns. No person other than the Holder and the Company shall have any legal or equitable right, remedy or claim under, or in respect of, this Note.

   Section 9. Amendments and Waivers. This Note may be amended, changed or modified only by a written instrument executed by the Company and the Holder of this Note. Any waiver of any breach of any of the terms of this Note, and any consent required or permitted to be given hereunder, shall be effective if in writing and executed by or on behalf of the Holder of this Note. No waiver of any breach nor consent to any transaction shall be deemed a waiver of or consent to any other or subsequent breach or transaction.

   Section 10. Waiver of Presentment, etc. The Company hereby waives presentment for payment, demand, notice of non-payment, protest and notice of protest, and hereby agrees to all extensions and renewals of this Note, without notice.

   Section 11. Governing Law. This Note shall be governed by and construed in accordance with the laws of the State of Delaware applicable to agreements and instruments made and wholly performed and paid in that state, without regard to its conflicts of law principles.

   Section 12. Headings. The headings used in this Note are used for convenience only and are not to be considered in construing or interpreting this Note.

   IN WITNESS WHEREOF, the Company has caused this Note to be signed and attested to by its duly authorized officers.


ONLINE INNOVATION, INC.                               CK DRAGON TRUST
                                                   -------------------------
                                                        (name of Holder)


By:    /s/ Chad Lee                    Address:   P.O. Box 1465
       -------------------                        --------------------------
Name:   Chad D. Lee                               Agoura Hills, California
       -------------------                        --------------------------
Title:  President & CEO                           91376
       -------------------                        --------------------------

                                      Signature:  /s/ Charlene Kalk
                                                  --------------------------
                                      Title:      President
                                                  --------------------------

EXHIBIT A

CONVERSION NOTICE
[Cannot exercise prior to April 7 ,2002 (the "Maturity Date")]


(To be signed only upon conversion of this Note)


TO:  ONLINE INNOVATION, INC.

   The undersigned, the registered holder of the 10% Convertible Promissory
Note (the "Note") of Online Innovation, Inc. (the "Company"), hereby surrenders the Note for conversion into shares of Common Stock of the Company ("Common Stock") to the extent of $_______ unpaid principal amount of the Note, all in accordance with the provisions of such Note. The undersigned requests (i) that a certificate representing shares of Common Stock, bearing the appropriate legends, be issued to the undersigned, and (ii) if the unpaid principal amount so converted is less than the entire unpaid principal amount of the Note, that a new substitute note representing the portion of said unpaid principal amount that is not so converted be issued in accordance with the provisions of the Note.

Dated:                  , 2002.
      ------------------

________________________________________________
(Signature and name of the registered holder)

Exhibit 10.5



THIS CONVERTIBLE PROMISSORY NOTE AND THE SHARES OF COMMON STOCK ISSUABLE UPON THE CONVERSION HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY STATE SECURITIES LAW. NEITHER THIS NOTE NOR SUCH SHARES OF COMMON STOCK NOR ANY INTEREST OR PARTICIPATION HEREIN OR THEREIN MAY BE SOLD, ASSIGNED, MORTGAGED, PLEDGED, HYPOTHECATED, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT IN COMPLIANCE WITH THE ACT AND APPLICABLE STATE SECURITIES LAWS, AND WITH THE TERMS AND CONDITIONS HEREOF.

ONLINE INNOVATION, INC.
CONVERTIBLE BRIDGE FINANCING NOTE


$30,000.00 USD                                                   August 29, 2001
                                                                       ---

Online Innovation, Inc., a Delaware corporation (the "Company"), for value
received, hereby promises to pay to   Progressive Contracting Ltd.      (the
                                    ----------------------------------
"Holder"),in legal tender of the United States of America, the principal sum of thirty thousand dollars ( $30,000), one (1) year from the date of this Note
-----------------------  --------
(August 29, 2002, the "Maturity Date"), and to pay interest thereon at the rate of ten percent (10%) per annum. Interest shall be computed on the basis of a 360 -day year and the number of actual days elapsed.

   Section 1. Time and Place of Payment. (a) The entire unpaid principal balance of this Note, together with any accrued and unpaid interest thereon, shall be due and payable on the Maturity Date. Principal and interest on this Note shall be paid by wire transfer of immediately available funds or by check delivered to the Holder's registered address as it appears upon the books of the Company. Upon the payment in full of this Note, the Holder shall immediately surrender this Note to the Company at its executive offices.

   (b) Any payment made under this Note, whether upon acceleration, final maturity or otherwise, shall be applied first to the payment of any accrued and unpaid interest and the balance (if any) shall be applied on account of principal.

   (c) Whenever any payment to be made under this Note shall be due on a Saturday, Sunday or any day on which banks are required or authorized by law or regulation to close in New York City (any other day being a "Business Day"), such payment may be made on the next succeeding Business Day, and such extension of time shall in such case not be included in the computation of interest accrued.

(d) Notwithstanding any other provision of this Note, in the event that any portion of the principal amount of this Note is converted into any shares of the Company's Common Stock in accordance with the provisions of Section 3 below, then no interest shall be payable on the portion so converted for the period following the date of conversion.

   Section 2. Prepayments. The Company shall have the right to prepay this Note, in whole or in part, at any time upon ten (10) days prior written notice to the Holder.

Section 3. Conversion.

(a) After August 29, 2002 (the "Maturity Date"), the Holder shall have the
         -----------------
right, at its option, on or after the Maturity Date to convert the principal amount of this Note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in this Note, into fully paid and non-assessable shares of the Company's Common Stock at a conversion price of $0.30 per share (the "Conversion Shares").

   (b) The Holder's conversion right set forth in this Section may be exercised only on the "Maturity Date" and at any time thereafter but prior to payment in full of the principal amount of and accrued interest on this Note.

   (c) The Holder may exercise the right to convert all or any portion of the principal amount of this Note only by delivery of (i) this Note and (ii) a properly completed conversion notice on a Business Day to the Company's principal executive offices. Such conversion shall be deemed to have been made immediately prior to the close of business on the Business Day of such delivery of this Note and the conversion notice (the "Conversion Date"), and the Holder shall be treated for all purposes as the record holder of the shares of Common Stock into which this Note is converted as of such date.

   (d) As promptly as practicable after the conversion of this Note, the Company at its expense shall issue and deliver to the Holder of this Note a stock certificate or certificates representing the number of Conversion Shares into which this Note has been converted.

   (e) Upon conversion of this Note and the delivery of the items set forth in
Section 3(d), the Company shall be forever released from all of its obligations and liabilities under this Note.

   (f) If, prior to the Conversion Date, the Company shall (i) pay a stock dividend or make a distribution to all holders of Common Stock in shares of its Common Stock, (ii) subdivide its outstanding shares of Common Stock, (iii) combine its outstanding shares of Common Stock into a smaller number of shares, or (iv) issue by reclassification of its shares of Common Stock any shares of capital stock of the Company, the number of Conversion Shares shall be proportionately increased or decreased, as the case may be.

   (g) The Company agrees that after August 31, 2002, the Holder shall retain
                                    ----------------
the right to convert even if the Company indicates its willingness to repay the loan.

   Section 4. Reservation of Stock Issuable Upon Conversion. At all times that this Note shall be convertible into shares of Common Stock, the Company shall reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of this Note such number of its shares of such Common Stock as shall from time to time be sufficient to effect the conversion of this Note in full. In the event that the number of authorized but unissued shares of such Common Stock shall not be sufficient to effect the conversion of the entire outstanding principal amount of this Note, then in addition to such other remedies as shall be available to the Holder, the Company shall promptly take such corporate action as may be necessary to increase its authorized but unissued shares of such Common stock to such number of shares as shall be sufficient for such purpose.

Section 5. Transfer Restrictions.

   (a) This Note may not be transferred except upon satisfaction of all of the requirements of the Act and applicable state securities laws. Without limiting the generality of the foregoing, the Holder agrees that (i) this Note and the Conversion Shares have not been registered under the Act and may not be sold or transferred with-out registration under the Act or unless an exemption from such registration is available; (ii) the Holder has acquired this Note and will acquire the Conversion Shares for its own account for investment purposes only and not with a view toward resale or distribution; (iii) stop transfer instructions may be placed with the Company's transfer agent or registrar (which may be the Company) so as to restrict the transfer of this Note and any Conversion Shares in accordance with the provisions of the Note; and (iv) each certificate representing any shares of Common Stock into which this Note may be converted shall be inscribed with the following legend:

        THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR UNDER ANY STATE SECURITIES LAWS. NEITHER SUCH SECURITIES NOR ANY INTEREST OR PARTICIPATION THEREIN MAY BE SOLD, ASSIGNED, OFFERED FOR SALE, PLEDGED, HYPOTHECATED, ENCUMBERED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO A REGISTRATION STATEMENT FILED UNDER THE ACT AND SUCH LAWS OR PURSUANT TO EXEMPTIONS FROM SUCH REGISTRATION.

   Section 6. Loss of Note. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Note, and (in the case of loss, theft or destruction) of indemnification in form and substance acceptable to the Company in its reasonable discretion, and upon surrender and cancellation of this Note, if mutilated, the Company shall execute and deliver a new Note of like tenor and date.

   Section 7. Entire Agreement. This Note represents the entire agreement and understanding between the parties concerning the subject matter hereof and supersede all prior and contemporaneous agreements, understandings, representations and warranties with respect thereto.

   Section 8. Binding Effect; No Third Party Beneficiaries. All provisions of this Note shall be binding upon and inure to the benefit of the parties and their respective heirs, legatees, executors, administrators, legal representatives, successors, and permitted transferees and assigns. No person other than the Holder and the Company shall have any legal or equitable right, remedy or claim under, or in respect of, this Note.

   Section 9. Amendments and Waivers. This Note may be amended, changed or modified only by a written instrument executed by the Company and the Holder of this Note. Any waiver of any breach of any of the terms of this Note, and any consent required or permitted to be given hereunder, shall be effective if in writing and executed by or on behalf of the Holder of this Note. No waiver of any breach nor consent to any transaction shall be deemed a waiver of or consent to any other or subsequent breach or transaction.

   Section 10. Waiver of Presentment, etc. The Company hereby waives presentment for payment, demand, notice of non-payment, protest and notice of protest, and hereby agrees to all extensions and renewals of this Note, without notice.

   Section 11. Governing Law. This Note shall be governed by and construed in accordance with the laws of the State of Delaware applicable to agreements and instruments made and wholly performed and paid in that state, without regard to its conflicts of law principles.

   Section 12. Headings. The headings used in this Note are used for convenience only and are not to be considered in construing or interpreting this Note.

   IN WITNESS WHEREOF, the Company has caused this Note to be signed and attested to by its duly authorized officers.


ONLINE INNOVATION, INC.                             Milah Ilich
                                             ---------------------------
                                                 (name of Holder)

By: /s/ Chad Lee                   Address:    5591 No. 3 Road
   ---------------------------               ---------------------------

                                               Richmond, BC  V6X 2C7
                                             ---------------------------
Name:   Chad D. Lee
     ------------------------

Title:  President & CEO            Signature:   /s/ Milan Ilich
       ----------------------                ---------------------------
                                   Title:
                                            ----------------------------

EXHIBIT A

CONVERSION NOTICE
[Cannot exercise prior to August 29 ,2002 (the "Maturity Date")]


(To be signed only upon conversion of this Note)


TO:  ONLINE INNOVATION, INC.

   The undersigned, the registered holder of the 10% Convertible Promissory
Note (the "Note") of Online Innovation, Inc. (the "Company"), hereby surrenders the Note for conversion into shares of Common Stock of the Company ("Common Stock") to the extent of $_______ unpaid principal amount of the Note, all in accordance with the provisions of such Note. The undersigned requests (i) that a certificate representing shares of Common Stock, bearing the appropriate legends, be issued to the undersigned, and (ii) if the unpaid principal amount so converted is less than the entire unpaid principal amount of the Note, that a new substitute note representing the portion of said unpaid principal amount that is not so converted be issued in accordance with the provisions of the Note.

Dated: August 29, 2002


_____________________________________________________
(Signature and name of the registered holder)

                            ONLINE INNOVATION, INC.

                           2000 STOCK INCENTIVE PLAN

   This 2000 STOCK INCENTIVE PLAN (the "2000 Plan") is hereby established by Online Innovation, Inc., a Delaware Company (the "Company"), and adopted by its Board of Directors as of October 20, 2000 (the "Effective Date").

ARTICLE 1

PURPOSES OF THE 2000 PLAN

    1.1   Purposes. The purposes of the 2000 Plan are (a) to enhance the
          --------
Company's ability to attract and retain the services of qualified employees, officers and directors (including non-employee officers and directors), and consultants and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company's business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of the Company, by providing them an opportunity to participate in the ownership of the Company and thereby have an interest in the success and increased value of the Company.

                                      ARTICLE 2

                                    DEFINITIONS

   For purposes of this 2000 Plan, the following terms shall have the meanings indicated:

    2.1   Affiliated Company. "Affiliated Company" means any "parent Company" or
          ------------------
"subsidiary Company" of the Company, whether now existing or hereafter created or acquired, as those terms are defined in Sections 424(e) and 424(f) of the Code, respectively.

    2.2   Board. "Board" means the Board of Directors of the Company.
          -----

    2.3   Cause. "Cause" means, with respect to a Participant's Continuous
          -----
Service, the termination by the Company of such Continuous Service for any of the following reasons:

      (a) The continued, unreasonable refusal or omission by the Participant to perform any material duties required of him or her by the Company if such duties are consistent with duties customary for the position held with the Company;

      (b) Any material act or omission by the Participant involving malfeasance or gross negligence in the performance of Participant's duties to, or material deviation from any of the policies or directives of, the Company;

      (c) Conduct on the part of Participant which constitutes the breach of any statutory or common law duty of loyalty to the Company; or

      (d) Any illegal act by Participant which materially and adversely affects the business of the Company or any felony committed by Participant, as evidenced by conviction thereof, provided that the Company may suspend Participant with pay while any allegation of such illegal or felonious act is investigated.

    2.4   Change in Control. "Change in Control" shall mean (i) the acquisition,
          -----------------
directly or indirectly, after the Effective Date, by any person or group (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) of the beneficial ownership of securities of the Company possessing more than fifty percent (50%) of the total combined voting power of all outstanding securities of the Company; (ii) a merger or consolidation in which the Company is not the surviving entity, and in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities are transferred to or acquired by a person or persons different from the persons holding those securities immediately prior to such merger; (iii) the sale, transfer or other disposition of all or substantially all of the assets of the Company; (iv) a complete liquidation or dissolution of the Company; or (v) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company's outstanding securities are transferred to or acquired by a person or persons different from the persons holding those securities immediately prior to such merger.

    2.5   Code. "Code" means the Internal Revenue Code of 1986, as amended from
          ----
time to time.

    2.6   Committee. "Committee" means a committee of two or more members of the
          ---------
Board appointed to administer the 2000 Plan, as set forth in Section 7.1 hereof.
                                                             -----------

    2.7   Common Stock. "Common Stock" means the Common Stock, $.001 par value,
          -------------
of the Company, subject to adjustment pursuant to Section 4.2 hereof.
                                                  -----------

    2.8   Continuous Service. "Continuous Service" means (i) employment by
          ------------------
either the Company or any parent or subsidiary Company of the Company, or by a Company or a parent or subsidiary of a Company issuing or assuming a stock option in a transaction to which Section 424(a) of the Code applies, which is uninterrupted except for vacations, illness (except for permanent disability, as defined in Section 22(e)(3) of the Code), or leaves of absence which are approved in writing by the Company or any of such other employer Companys, if applicable, (ii) service as a member of the Board of Directors of the Company until Participant resigns, is removed from office, or Participant's term of office expires and he or she is not reelected, or (iii) so long as Participant is engaged as a consultant or service provider to the Company or other Company referred to in clause (i) above.

    2.9   Disability. "Disability" means permanent and total disability as
          ----------
defined in Section 22(e)(3) of the Code. The Board's determination of a Disability or the absence thereof shall be conclusive and binding on all interested parties.

    2.10  Effective Date. "Effective Date" means the date on which the 2000 Plan
          --------------
is adopted by the Board, as set forth on the first page hereof.

    2.11  Exercise Price. "Exercise Price" means the purchase price per share of
          --------------
Common Stock payable upon exercise of an Option.

    2.12  Fair Market Value.  "Fair Market Value" on any given date means the
          ------------------
value of one share of Common Stock, determined as follows:

      (a) If the Common Stock is then listed or admitted to trading on a NASDAQ market system or a stock exchange which reports closing sale prices, the Fair Market Value shall be the closing sale price on the date of valuation on such NASDAQ market system or principal stock exchange on which the Common Stock is then listed or admitted to trading, or, if no closing sale price is quoted on such day, then the Fair Market Value shall be the closing sale price of the Common Stock on such NASDAQ market system or such exchange on the next preceding day for which a closing sale price is reported.

      (b) If the Common Stock is not then listed or admitted to trading on a NASDAQ market system or a stock exchange which reports closing sale prices, the Fair Market Value shall be the average of the closing bid and asked prices of the Common Stock in the over-the-counter market on the date of valuation.

      (c) If neither (a) nor (b) is applicable as of the date of valuation, then the Fair Market Value shall be determined by the Board in good faith using any reasonable method of evaluation, which determination shall be conclusive and binding on all interested parties.

    2.13  Good Reason. "Good Reason" means with respect to a Participant's
          -----------
voluntary termination of Continuous Service if such termination is the result of any of the following:

      (a) A reduction in the amount of his base compensation pay in effect at the time of a Change in Control;

      (b) The taking of any action by the Company that would substantially diminish the aggregate value of the benefits provided the Participant under the Participant's medical, health, accident, disability insurance, life insurance, thrift and retirement plans in which he was participating on the date of a Change in Control, other than any such reduction which is (i) required by law,
(ii) implemented in connection with a general concessionary arrangement affecting all employees or affecting the group of employees (of which the Participant is a member) or (iii) generally applicable to all beneficiaries of such 2000 Plans;

      (c) A reduction in duties and responsibilities which results in the Participant no longer having duties customary for the position held with the Company at the time of a Change in Control; or

      (d) The Company materially breaches any provision of the Participant's Stock Option Agreement or Stock Purchase Agreement.

    2.14  Incentive Option. "Incentive Option" means any Option designated and
          -----------------
qualified as an "incentive stock option" as defined in Section 422 of the Code.

    2.15  Incentive Option Agreement. "Incentive Option Agreement" means an
          ---------------------------
Option Agreement with respect to an Incentive Option.

    2.16  NASD Dealer. "NASD Dealer" means a broker-dealer that is a member of
          ------------
the National Association of Securities Dealers, Inc.

    2.17  Nonqualified Option. "Nonqualified Option" means any Option that is
          --------------------
not an Incentive Option. To the extent that any Option designated as an Incentive Option fails in whole or in part to qualify as an Incentive Option, including, without limitation, for failure to meet the limitations applicable to a 10% Stockholder or because it exceeds the annual limit provided for in Section
                                                                         -------
5.6 below, it shall to that extent constitute a Nonqualified Option.
---

   2.18  Nonqualified Option Agreement. "Nonqualified Option Agreement" means an
         ------------------------------
Option Agreement with respect to a Nonqualified Option.

    2.19  Offeree. "Offeree" means a Participant to whom a Right to Purchase has
          -------
been offered or who has acquired Restricted Stock under the 2000 Plan.

    2.20  Option. "Option" means any option to purchase Common Stock granted
          ------
pursuant to the 2000 Plan.

    2.21  Option Agreement. "Option Agreement" means the written agreement
           ----------------
entered into between the Company and the Optionee with respect to an Option granted under the 2000 Plan.

    2.22  Optionee. "Optionee" means a Participant who holds an Option.
          --------

    2.23  Participant. "Participant" means an individual or entity who holds an
          -----------
Option, a Right to Purchase or Restricted Stock under the 2000 Plan.

    2.24  Purchase Price. "Purchase Price" means the purchase price per share of
          --------------
Restricted Stock payable upon acceptance of a Right to Purchase.

    2.25  Restricted Stock. "Restricted Stock" means shares of Common Stock
          -----------------
issued pursuant to Article 6 hereof, subject to any restrictions and conditions
                   ---------
as are established pursuant to such Article 6.
                                    ----------

    2.26  Right to Purchase. "Right to Purchase" means a right to purchase
          ------------------
Restricted Stock granted to an Offeree pursuant to Article 6 hereof.
                                                   ---------

    2.27  Service Provider. "Service Provider" means a consultant or other
          -----------------
person or entity who provides services to the Company or an Affiliated Company and who the Board authorizes to become a Participant in the 2000 Plan.

    2.28  Stock Purchase Agreement. "Stock Purchase Agreement" means the written
          ------------------------
agreement entered into between the Company and the Offeree with respect to a Right to Purchase offered under the 2000 Plan.

    2.29  10% Stockholder. "10% Stockholder" means a person who, as of a
          ----------------
relevant date, owns or is deemed to own (by reason of the attribution rules applicable under Section 424(d) of the Code) stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of an Affiliated Company.

                                       ARTICLE 3
                                      ELIGIBILITY
                                      -----------

    3.1   Incentive Options. Officers and other key employees of the Company or
          -----------------
of an Affiliated Company (including members of the Board if they are employees of the Company or of an Affiliated Company) are eligible to receive Incentive Options under the 2000 Plan.

    3.2   Nonqualified Options And Rights To Purchase. Officers and other key
          -------------------------------------------
employees of the Company or of an Affiliated Company, members of the Board (whether or not employed by the Company or an Affiliated Company), and Service Providers are eligible to receive Nonqualified Options or Rights to Purchase under the 2000 Plan.

                                          ARTICLE 4
                                         PLAN SHARES
                                         -----------

    4.1   Shares Subject to the 2000 Plan. A total of 1,500,000 shares of Common
          -------------------------------
Stock may be issued under the 2000 Plan, subject to adjustment as to the number and kind of shares pursuant to Section 4.2 hereof. For purposes of this
                               ------------
limitation, in the event that (a) all or any portion of any Option or Right to Purchase granted or offered under the 2000 Plan can no longer under any circumstances be exercised, or (b) any shares of Common Stock are reacquired by the Company pursuant to an Incentive Option Agreement, Nonqualified Option Agreement or Stock Purchase Agreement, the shares of Common Stock allocable to the unexercised portion of such Option or such Right to Purchase, or the shares so reacquired, shall again be available for grant or issuance under the 2000 Plan.

    4.2   Changes in Capital Structure.  In the event that the outstanding
          ----------------------------
shares of Common Stock are hereafter increased or decreased or changed into or exchanged for a different number or kind of shares or other securities of the Company by reason of a recapitalization, stock split, combination of shares, reclassification, stock dividend, or other change in the capital structure of the Company, then appropriate adjustments shall be made by the Board to the aggregate number and kind of shares subject to this 2000 Plan, and the number and kind of shares and the price per share subject to outstanding Option Agreements, Rights to Purchase and Stock Purchase Agreements in order to preserve, as nearly as practical, but not to increase, the benefits to Participants.

                                          ARTICLE 5
                                           OPTIONS
                                           -------

    5.1   Option Agreement. Each Option granted pursuant to this 2000 Plan shall
          -----------------
be evidenced by an Option Agreement which shall specify the number of shares subject thereto, the vesting provisions relating to such Option, the Exercise Price per share, and whether the Option is an Incentive Option or Nonqualified Option. As soon as is practical following the grant of an Option, an Option Agreement shall be duly executed and delivered by or on behalf of the Company to the Optionee to whom such Option was granted. Each Option Agreement shall be in such form and contain such additional terms and conditions, not inconsistent with the provisions of this 2000 Plan, as the Board shall, from time to time, deem desirable, including, without limitation, the imposition of any rights of first refusal and resale obligations upon any shares of Common Stock acquired pursuant to an Option Agreement. Each Option Agreement may be different from each other Option Agreement.

    5.2   Exercise Price. The Exercise Price per share of Common Stock covered
      --------------
by each Option shall be determined by the Board, provided that the Exercise Price of an Incentive Option shall not be less than 100% of Fair Market Value on the date the Incentive Option is granted. If at any time the Company retains employees in California, then the Exercise Price is subject to the following:
(b) the Exercise Price of a Nonqualified Option shall not be less than 85% of Fair Market Value on the date the Nonqualified Option is granted, and (c) if the person to whom an Option is granted is a 10% Stockholder on the date of grant, the Exercise Price shall not be less than 110% of Fair Market Value on the date the Option is granted.

    5.3   Payment of Exercise Price. Payment of the Exercise Price shall be made
          --------------------------
upon exercise of an Option and may be made, in the discretion of the Board, subject to any legal restrictions, by: (a) cash; (b) check; (c) the surrender of shares of Common Stock owned by the Optionee that have been held by the Optionee for at least six (6) months, which surrendered shares shall be valued at Fair Market Value as of the date of such exercise; (d) the Optionee's promissory note in a form and on terms acceptable to the Board; (e) the cancellation of indebtedness of the Company to the Optionee; (f) the waiver of compensation due or accrued to the Optionee for services rendered; (g) provided that a public market for the Common Stock exists, a "same day sale" commitment from the Optionee and an NASD Dealer whereby the Optionee irrevocably elects to exercise the Option and to sell a portion of the shares so purchased to pay for the Exercise Price and whereby the NASD Dealer irrevocably commits upon receipt of such shares to forward the Exercise Price directly to the Company; (h) provided that a public market for the Common Stock exists, a "margin" commitment from the Optionee and an NASD Dealer whereby the Optionee irrevocably elects to exercise the Option and to pledge the shares so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the Exercise Price, and whereby the NASD Dealer irrevocably commits upon receipt of such shares to forward the Exercise Price directly to the Company; or (i) any combination of the foregoing methods of payment or any other consideration or method of payment as shall be permitted by applicable corporate law.

    5.4   Term and Termination of Options. The term and provisions for
          --------------------------------
termination of each Option shall be as fixed by the Board, but no Option may be exercisable more than ten (10) years after the date it is granted.

    5.5   Vesting and Exercise of Options. Each Option shall vest and become
          --------------------------------
exercisable in one or more installments at such time or times and subject to such conditions, including without limitation the achievement of specified performance goals or objectives, as shall be determined by the Board. In the event that the Company shall retain employees in California, then the Option shall vest at a rate of at least twenty percent (20%) per year over a five (5) year period.

    5.6   Annual Limit on Incentive Options. To the extent required for
          ----------------------------------
"incentive stock option" treatment under Section 422 of the Code, the aggregate Fair Market Value (determined as of the time of grant) of the Common Stock shall not, with respect to which Incentive Options granted under this 2000 Plan and any other plan of the Company or any Affiliated Company become exercisable for the first time by an Optionee during any calendar year, exceed $100,000.

    5.7   Nontransferability of Options. No Option shall be assignable or
          ------------------------------
transferable except by will or the laws of descent and distribution, and during the life of the Optionee shall be exercisable only by such Optionee.

    5.8   Rights as Stockholder. An Optionee or permitted transferee of an
          ---------------------
Option shall have no rights or privileges as a Stockholder with respect to any shares covered by an Option until such Option has been duly exercised and certificates representing shares purchased upon such exercise have been issued to such person.

    5.9   Company's Repurchase Right. In the event of termination of a
          --------------------------
Participant's Continuous Service, for any reason whatsoever (including death or disability), the Option Agreement may provide, in the discretion of the Board, that the Company, or its assignee, shall have the right, exercisable at the discretion of the Board, to repurchase shares of Common Stock acquired pursuant to the exercise of an Option at any time prior to the consummation of the Company's initial public offering of securities in an offering registered under the Securities Act of 1933, as amended, and at the price equal to the Fair Market Value per share of Common Stock (determined in accordance with Section
                                                                      -------
2.12 hereof) as of the date of termination of Optionee's employment. The
----
repurchase right provided in this Section 5.9 shall terminate and be of no further force or effect following the consummation of an underwritten public offering of the Company's Common Stock.

   In any event, the right to repurchase must be exercised within sixty (60) days of the termination of Participant's Continuous Service and may be paid by the Company, or its assignee, by cash, check, or cancellation of purchase money indebtedness within thirty (30) days of the termination of the exercise window. If at any time the Company retains employees in California, then the right to repurchase must be exercised within ninety (90) days.

    5.10  Restrictions On Underlying Shares Of Common Stock. Shares of Common
          -------------------------------------------------
Stock issued pursuant to the exercise of an Option may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specifically provided in the Option Agreement.

                                      ARTICLE 6
                                  RIGHTS TO PURCHASE
                                  ------------------

    6.1   Nature of Right to Purchase. A Right to Purchase granted to an Offeree
          ----------------------------
entitles the Offeree to purchase, for a Purchase Price determined by the Board, shares of Common Stock subject to such terms, restrictions and conditions as the
   Board may determine at the time of grant ("Restricted Stock"). Such conditions may include, but are not limited to, continued employment or the achievement of specified performance goals or objectives.

     6.2   Acceptance of Right to Purchase. An Offeree shall have no rights with
           -------------------------------
respect to the Restricted Stock subject to a Right to Purchase unless the Offeree shall have accepted the Right to Purchase within ten (10) days (or such longer or shorter period as the Board may specify) following the grant of the Right to Purchase by making payment of the full Purchase Price to the Company in the manner set forth in Section 6.3 hereof and by executing and delivering
                        -----------
to the Company a Stock Purchase Agreement. Each Stock Purchase Agreement shall be in such form, and shall set forth the Purchase Price and such other terms, conditions and restrictions of the Restricted Stock, not inconsistent with the provisions of this 2000 Plan, as the Board shall, from time to time, deem desirable. Each Stock Purchase Agreement may be different from each other Stock Purchase Agreement.

    6.3   Payment of Purchase Price. Subject to any legal restrictions, payment
          --------------------------
of the Purchase Price upon acceptance of a Right to Purchase Restricted Stock may be made, in the discretion of the Board, by: (a) cash; (b) check; (c) the surrender of shares of Common Stock owned by the Offeree that have been held by the Offeree for at least six (6) months, which surrendered shares shall be valued at Fair Market Value as of the date of such exercise; (d) the Offeree's promissory note in a form and on terms acceptable to the Board; (e) the cancellation of indebtedness of the Company to the Offeree; (f) the waiver of compensation due or accrued to the Offeree for services rendered; or (g) any combination of the foregoing methods of payment or any other consideration or method of payment as shall be permitted by applicable corporate law.

    6.4   Rights as a Stockholder. Upon complying with the provisions of Section
          ------------------------                                       -------
6.2 hereof, an Offeree shall have the rights of a Stockholder with respect to
---
the Restricted Stock purchased pursuant to the Right to Purchase, including voting and dividend rights, subject to the terms, restrictions and conditions as are set forth in the Stock Purchase Agreement. Unless the Board shall determine otherwise, certificates evidencing shares of Restricted Stock shall remain in the possession of the Company until such shares have vested in accordance with the terms of the Stock Purchase Agreement.

    6.5   Restrictions. Shares of Restricted Stock may not be sold, assigned,
          ------------
transferred, pledged or otherwise encumbered or disposed of except as specifically provided in the Stock Purchase Agreement. In the event of termination of a Participant's employment, service as a director of the Company or Service Provider status for any reason whatsoever (including death or disability), the Stock Purchase Agreement may provide, in the discretion of the Board, that the Company shall have the right, exercisable at the discretion of the Board, to repurchase (i) at the original Purchase Price, any shares of Restricted Stock which have not vested as of the date of termination, and (ii) at Fair Market Value, any shares of Restricted Stock which have vested as of such date, on such terms as may be provided in the Stock Purchase Agreement. The repurchase right provided in this Section 6.5 shall terminate and be of no
                                       -----------
further force or effect following the consummation of an underwritten public offering of the Company's Common Stock.

    6.6   Vesting of Restricted Stock. The Stock Purchase Agreement shall
          ---------------------------
specify the date or dates, the performance goals or objectives which must be achieved, and any other conditions on which the Restricted Stock may vest.

    6.7   Dividends. If payment for shares of Restricted Stock is made by
          ---------
promissory note, any cash dividends paid with respect to the Restricted Stock may be applied, in the discretion of the Board, to repayment of such note.

     6.8   Nonassignability of Rights. No Right to Purchase shall be assignable
           --------------------------
or transferable except by will or the laws of descent and distribution or as otherwise provided by the Board.

    6.9   Restrictions On Shares Of Common Stock. Shares of Common Stock issued
          --------------------------------------
pursuant to a Stock Purchase Agreement may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as specifically provided in the Stock Purchase Agreement.

                                          ARTICLE 7
                                ADMINISTRATION OF THE 2000 PLAN
                                -------------------------------

    7.1   BOARD. Authority to control and manage the operation and
          -----
administration of the 2000 Plan shall be vested in the Board, which may delegate such responsibilities in whole or in part to a committee consisting of two (2) or more members of the Board (the "Committee"). Members of the Committee may be appointed from time to time by, and shall serve at the pleasure of, the Board.

    7.2   POWERS OF THE BOARD. In addition to any other powers or authority
          --------------------
conferred upon the Board elsewhere in the 2000 Plan or by law, the Board shall have full power and authority: (a) to determine the persons to whom, and the time or times at which, Incentive Options or Nonqualified Options shall be granted and Rights to Purchase shall be offered, the number of shares to be represented by each Option and Right to Purchase and the consideration to be received by the Company upon the exercise thereof; (b) to interpret the 2000 Plan; (c) to create, amend or rescind rules and regulations relating to the 2000

Plan; (d) to determine the terms, conditions and restrictions contained in, and the form of, Option Agreements and Stock Purchase Agreements; (e) to determine the identity or capacity of any persons who may be entitled to exercise a Participant's rights under any Option or Right to Purchase under the 2000 Plan;
(f) to correct any defect or supply any omission or reconcile any inconsistency in the 2000 Plan or in any Option Agreement or Stock Purchase Agreement; (g) to accelerate the vesting of any Option or release or waive any repurchase rights of the Company with respect to Restricted Stock; (h) to extend the exercise date of any Option or acceptance date of any Right to Purchase; (i) to provide for rights of first refusal and/or repurchase rights; (j) to amend outstanding Option Agreements and Stock Purchase Agreements to provide for, among other things, any change or modification which the Board could have provided for upon the grant of an Option or Right to Purchase or in furtherance of the powers provided for herein; and (k) to make all other determinations necessary or advisable for the administration of the 2000 Plan, but only to the extent not contrary to the express provisions of the 2000 Plan. Any action, decision, interpretation or determination made in good faith by the Board in the exercise of its authority conferred upon it under the 2000 Plan shall be final and binding on the Company and all Participants.

    7.3   Limitation on Liability. No employee of the Company or member of the
          -------------------------
Board or Committee shall be subject to any liability with respect to duties under the 2000 Plan unless the person acts fraudulently or in bad faith. To the extent permitted by law, the Company shall indemnify each member of the Board or Committee, and any employee of the Company with duties under the 2000 Plan, who was or is a party, or is threatened to be made a party, to any threatened, pending or completed proceeding, whether civil, criminal, administrative or investigative, by reason of such person's conduct in the performance of duties under the 2000 Plan.

                                       ARTICLE 8
                                   CHANGE IN CONTROL
                                   -----------------

    8.1   Change in Control. In order to preserve a Participant's rights in the
          -----------------
event of a Change in Control of the Company, (i) the time period relating to the exercise or realization of all outstanding Options, Rights to Purchase and Restricted Stock shall automatically accelerate immediately prior to the consummation of such Change in Control if the Board does not take the action described in subitem (C) of this Section 8.1, and if such action is taken, such
                                 -----------
automatic acceleration shall then occur only if within twelve (12) months of the consummation of a Change in Control a Participant's Continuous Service is terminated without Cause or pursuant to the Participant's voluntary termination for Good Reason, and (ii) with respect to Options and Rights to Purchase, in connection with such Change in Control the Board in its discretion may, at any time an Option or Right to Purchase is granted, or at any time thereafter, take one or more of the following actions: (A) provide for the purchase or exchange of each Option or Right to Purchase for an amount of cash or other property having a value equal to the difference, or spread, between (x) the value of the cash or other property that the Participant would have received pursuant to such Change in Control transaction in exchange for the shares issuable upon exercise of the Option or Right to Purchase had the Option or Right to Purchase been exercised immediately prior to such Change in Control transaction and (y) the Exercise Price of such Option or the Purchase Price under such Right to Purchase, (B) adjust the terms of the Options and Rights to Purchase in a manner determined by the Board to reflect the Change in Control, (C) cause the Options and Rights to Purchase to be assumed, or new rights substituted therefor, by another entity, through the continuance of the 2000 Plan and the assumption of outstanding Options and Rights to Purchase, or the substitution for such Options and Rights to Purchase of new options and new rights to purchase of comparable value covering shares of a successor Company, with appropriate adjustments as to the number and kind of shares and Exercise Prices, in which event the 2000 Plan and such Options and Rights to Purchase, or the new options and rights to purchase substituted therefor, shall continue in the manner and under the terms so provided, or (D) make such other provision as the Board may consider equitable. If the Board does not take any of the forgoing actions, all Options and Rights to Purchase shall terminate upon the consummation of the Change in Control and the Board shall cause written notice of the proposed transaction to be given to all Participants not less than fifteen (15) days prior to the anticipated effective date of the proposed transaction.

                                         ARTICLE 9
                     AMENDMENT AND TERMINATION OF THE 2000 PLAN
                     ------------------------------------------

    9.1   Amendments. The Board may from time to time alter, amend, suspend or
          ----------
terminate the 2000 Plan in such respects as the Board may deem advisable. No such alteration, amendment, suspension or termination shall be made which shall substantially affect or impair the rights of any Participant under an outstanding Option Agreement or Stock Purchase Agreement without such Participant's consent. The Board may alter or amend the 2000 Plan to comply with requirements under the Code relating to Incentive Options or other types of options which give Optionees more favorable tax treatment than that applicable to Options granted under this 2000 Plan as of the date of its adoption. Upon any such alteration or amendment, any outstanding Option granted hereunder may, if the Board so determines and if permitted by applicable law, be subject to the more favorable tax treatment afforded to an Optionee pursuant to such terms and conditions.

    9.2   2000 Plan Termination. Unless the 2000 Plan shall theretofore have
          ---------------------
been terminated, the 2000 Plan shall terminate on the tenth (10th) anniversary of the Effective Date (or from the date the Company's Stockholders approved the 2000 Plan, if earlier) and no Options or Rights to Purchase may be granted under the 2000 Plan thereafter, but Option Agreements, Stock Purchase Agreements and Rights to Purchase then outstanding shall continue in effect in accordance with their respective terms.


                                           ARTICLE 10
                                        TAX WITHHOLDING
                                        ---------------

   10.1  Withholding. The Company shall have the power to withhold, or require
          -----------
a Participant to remit to the Company, an amount sufficient to satisfy any applicable Federal, state, and local tax withholding requirements with respect to any Options exercised or Restricted Stock issued under the 2000 Plan. To the extent permissible under applicable tax, securities and other laws, the Board may, in its sole discretion and upon such terms and conditions as it may deem appropriate, permit a Participant to satisfy his or her obligation to pay any such tax, in whole or in part, up to an amount determined on the basis of the highest marginal tax rate applicable to such Participant, by (a) directing the Company to apply shares of Common Stock to which the Participant is entitled as a result of the exercise of an Option or as a result of the purchase of or lapse of restrictions on Restricted Stock or (b) delivering to the Company shares of Common Stock owned by the Participant. The shares of Common Stock so applied or delivered in satisfaction of the Participant's tax withholding obligation shall be valued at their Fair Market Value as of the date of measurement of the amount of income subject to withholding.

                                         ARTICLE 11
                                       MISCELLANEOUS
                                       -------------

    11.1  Benefits Not Alienable. Other than as provided above, benefits under
          -----------------------
the 2000 Plan may not be assigned or alienated, whether voluntarily or involuntarily. Any unauthorized attempt at assignment, transfer, pledge or other disposition shall be without effect.

    11.2  No Enlargement of Employee Rights. This 2000 Plan is strictly a
          ---------------------------------
voluntary undertaking on the part of the Company and shall not be deemed to constitute a contract between the Company and any Participant to be consideration for, or an inducement to, or a condition of, the employment of any Participant. Nothing contained in the 2000 Plan shall be deemed to give the right to any Participant to be retained as an employee of the Company or any Affiliated Company or to interfere with the right of the Company or any Affiliated Company to discharge any Participant at any time.

    11.3  Application of Funds. The proceeds received by the Company from the
          ---------------------
sale of Common Stock pursuant to Option Agreements and Stock Purchase Agreements, except as otherwise provided herein, will be used for general corporate purposes.

Exhibit 99.1


                 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO SECTION 906
                         OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Online Innovation, Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Chad D. Lee, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   September 26, 2002
    -----------------------------


      /s/ Chad D. Lee
---------------------------------
Chad D. Lee, President, Director,
Principal Executive Officer

Exhibit 99.2


                 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO SECTION 906
                         OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Online Innovation, Inc. (the "Company") on Form 10-KSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Chad D. Lee, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:   September 26, 2002
    -----------------------------


/s/ Marlene C. Schluter
----------------------------
Marlene C. Schluter, Director,
Principal Financial Officer