Form 10QSB
period 2002-09-30
ONLINE INNOVATION INC
filed 2002-11-18
CIK 1104734

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
(Address of principal executive offices)

(604) 669-7564
Issuer’s telephone number

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 12, 2002, the registrant’s outstanding common stock consisted of 15,230,000 shares.

Transitional Small Business Disclosure Format (Check one): YES [  ]  NO [X]

ONLINE INNOVATION, INC.

INDEX TO FORM 10QSB

PART I – FINANCIAL INFORMATION		PAGE NO.

Item 1.	Financial Statements

Item 2.	Management Discussion and Analysis
or Plan of Operation

Item 3.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote
of Securities Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

EXHIBITS

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Attached are the registrant’s unaudited financial statements for the three month period ended September 30, 2002, with comparative figures for the three month period ended September 30, 2001, and the Independent Accountant’s Report thereon.

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

PO Box 10129	Telephone:	(604) 662-8899
Suite 1400 – 701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, BC V7Y 1C6	Email:	moenandcompany@attcanada.net

INDEPENDENT ACCOUNTANTS’ REPORT

To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of September 30, 2002 and September 30, 2001, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders’ Equity for the three month periods then ended. These financial statements are the responsibility of the Company’s management.

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

“Moen and Company”

Chartered Accountants

Vancouver, British Columbia, Canada
November 9, 2002

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Balance Sheet
September 30, 2002
(In U.S. Dollars)
(With Comparative Figures at September 30, 2001)
(Unaudited)

ASSETS

	September 30,

	2002	2001

Current Assets
Cash	$24,097	$16,457
Prepaid expense	2,209	--

	26,306	16,457
Deferred tax asset (Note 12(b) and 13(c))	52,500	52,500
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5)	42,787	58,563
Computer software development (Note 6(b))
Application development stage costs	325,000	325,000

	$446,593	$452,520

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	28,035	39,675
Management fees payable (Note 4(a))	55,000	15,000
Due to related parties (Notes 4(c))	30,000	30,000
Loans payable (Note 15)		30,000

	113,035	114,675

Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 15,230,000 common shares
(2001 - 14,420,000 common shares)	15,230	14,420
Paid in capital in excess of par value of stock	2,460,620	2,218,430
Deficit accumulated during development stage (note 1)	(2,143,692)	(1,895,085)
Cumulative translation adjustment (Note 2(b))	1,400	80

	333,558	337,845

	$446,593	$452,520

Approved on Behalf of the Board

/s/ Chad D. Lee                                            , Director

/s/ Marlene C. Schluter                                 , Director

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Income
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Three Months Ended
	to September 30,	September 30,

	2002	2002	2001

Administration Costs
Compensation on stock option	$150,000	$--	$--
Funding agreement commitment costs	345,600	--	--
Depreciation	73,867	3,469	4,584
Filing and transfer agent fees	20,892	548	1,109
Financing costs	22,550	--	--
Interest on loans	4,851	4,851	--
Management and consulting fees	533,599	25,806	15,000
Office expenses, net	163,898	12,101	6,018
Option payment, mineral properties	30,000
Professional fees	211,386	2,203	12,726
Promotion, investor relations,
and investor communications	84,604	--	227
Computer technology and
software development-preliminary
development stage costs	321,847	32,176	(73,179)
Website marketing/Banner
advertising costs	201,068	4,324	5,663
Travel expenses	32,030	--	--

	2,196,192	85,478	(27,852)
Deferred income taxes	(52,500)	--	--

Net loss (profit) for the period	$2,143,692	$85,478	$(27,852)

Net loss per share, basic and diluted		$0.01	$(0.00)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Three Months Ended
	to September 30,	September 30,

	2002	2002	2001

Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(2,143,692)	$(85,478)	$27,852
Items not requiring use of cash:
Shares issued for funding agreement
commitment costs	345,600	--	--
Shares issued for services,
(shares cancelled)	11,750	--	(82,250)
Depreciation	73,867	3,469	4,584
Compensation on stock options	--	--	--
Cumulative translation adjustment	1,400	1,126	--
Changes in non-cash working capital items
Deferred income tax	(52,500)	--	--
Prepaid expense	(2,209)	--	--
Accounts payable and management fees payable	83,035	(15,992)	25,452
Agreement payable	--	--	(75,000)

	(1,682,749)	(96,875)	(99,362)

Investing Activities
Computer software development
Application development stage costs	(325,000)	--	75,000
Fixed assets purchased	(116,654)	--	(2,019)

	(441,654)	--	72,981

Financing Activities
Capital stock subscribed	2,118,500	243,000	--
Loan payable (repayment)		(85,000)	30,000
Loan from Fusion Capital (repayment)	--	(50,000)	--
Due to related parties	30,000	--	--

	2,148,500	108,000	30,000

Cash increase during the period	24,097	11,125	3,619

Cash, Beginning of period	--	12,972	12,838

Cash, End of period	$24,097	$24,097	$16,457

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Three Months Ended
	to September 30,	September 30,

	2002	2002	2001

Balance (deficit), beginning of period	$--	$(2,058,214)	$(1,922,937)

Net profit (loss) for the period	(2,143,692)	(85,478)	27,852

Balance (deficit), end of period	$(2,143,692)	$(2,143,692)	$(1,895,085)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to September 30, 2002
(In U.S. Dollars)
(Unaudited)

	Number of		Additional	Total	Retained		Total
	Common	par	Paid-in	Capital	Earnings	Cumulative	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Translation	Equity

Net loss for eleven month period ended June 30, 1998					$(144,175)		(144,175)
Issued for cash, @0.01
October 23, 1997	1,500,000		$13,500	$15,000			15,000
Issued for cash, @0.001
May 8, 1997	500,000	500		500			500
Issued for assignment of option on
mineral properties, @0.0035
September 30, 1997	8,500,000	8,500	21,500	30,000			30,000

	10,500,000	10,500	35,000	45,500	(144,175)		(98,675)
Shares subscribed and fully paid and issued, @$ 0.50

April 6, 1999	85,000	85	42,415	42,500			42,500

Balance, June 30, 1998	10,585,000	10,585	77,415	88,000	(144,175)		(56,175)
Net loss for year ended June 30, 1999					(478,497)		(478,497)
Compensation on stock options			120,000	120,000			120,000
Cumulative translation adjustment						(1,055)	(1,055)
Issued for cash, @$0.50
April 6, 1999	20,000	20	9,980	10,000			10,000
Issued for cash, @$0.50
April 6, 1999	100,000	100	49,900	50,000			50,000
Issued for private business(note 7), @$0.50
April 2, 1999	400,000	400	199,600	200,000			200,000
Issued for cash(note 14), @$0.50
April 15, 1999	1,600,000	1,600	798,400	800,000			800,000

Balance, June 30, 1999	12,705,000	12,705	1,255,295	1,268,000	(622,672)	(1,055)	644,273
Cumulative translation adjustment						543	543
Shares subscribed and fully paid, @$0.50
January 4, 2000	450,000	450	224,550	225,000			225,000
Net loss for year
ended June 30, 2000					(503,489)		(503,489)
Issued for exercise of
option @ $0.50
March 13, 2000	100,000	100	49,900	50,000			50,000
Compensation on stock options			30,000	30,000			30,000
Exercise of warrants @$0.50
May 9, 2000	50,000	50	24,950	25,000			25,000
Exercise of warrants @$0.60
June 16, 2000	66,667	67	39,933	40,000			40,000

Balance, June 30, 2000	13,371,667	13,372	1,624,628	1,638,000	(1,126,161)	(512)	511,327
Exercise of warrants @$0.60
August 17, 2000	83,333	83	49,917	50,000			50,000
Exercise of warrants @$0.60
Februay 9, 2001	250,000	250	149,750	150,000			150,000
Issued for services at an ascribed
price of $0.47 per share on
June 11, 2001	200,000	200	93,800	94,000			94,000
Issue for cash, @$0.75
June 19, 2001	50,000	50	37,450	37,500			37,500
Issued as commitment shares at an ascribed
price of $0.54 per share on
June 25, 2001	640,000	640	344,960	345,600			345,600
Net loss for year ended June 30, 2001					(796,776)		(796,776)
Cumulative translation adjustment						592	592

Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative translation adjustment						194	194
Net income for period ended June 30, 2002					(135,277)		(135,277)

Balance, June 30, 2002	14,420,000	$14,420	$2,218,430	$2,232,850	$(2,058,214)	$274	$174,910
Issued for cash @$0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @$0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @$0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Cumulative translation adjustment						1,126	1,126
Net loss for period ended September 30, 2002					(85,478)		(85,478)

Balance, September 30, 2002	15,230,000	$15,230	$2,460,620	$2,475,850	$(2,143,692)	$1,400	$333,558

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 1.		BUSINESS OPERATIONS

a)
The Company was incorporated on May 7, 1997 under the Company Act of the State of Delaware, U.S.A. and commenced inception of business on August 1, 1997. The Company changed its name from Micro Millennium, Inc. to Sinaloa Gold Corp. on October 16, 1997 and subsequently changed it’s name from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999.

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

The gain or loss on translation is reported as a separate component of stockholders’ equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity, is as follows:

	Quarter Ended
	September 30,

	2002	2001

Beginning balance, June 30, 2002 & 2001	$274	$80
Changes during the period	1,126	--

Ending balance, September 30, 2002 & 2001	$1,400	$80

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 2.		SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Capital accounts are translated at their historical exchange rates when the capital stock is issued.The effect of exchange rate changes oncash balances is reported in the statement of cash flows as a separate part of the reconciliation of change in cash and cash equivalents during the year.

	(c)	Amortization of Computer Software

Development – Application Development Stage Costs

The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized.When the company is in the post-implementation / operationstage, costs will be expensed as incurred.

Amortization of computer software costs of $325,000 will commence when the software service is available to be marketed.The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at September 30, 2002, and therefore no amortization of this cost has been charged to operations for the period ended September 30, 2002.

Note 3.		CAPITAL STOCK

	a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

	b)	Common shares issued and outstanding are as follows:

	Shares	$

Balance, June 30, 2002	14,420,000	$2,232,850
Issued for cash during period	700,000	210,000
Issued for loan payable during period	110,000	33,000

Balance, September 30, 2002	15,230,000	$2,475,850

	c)		Options for Fordee Management Company and National Financial Communication Group. (See Note 13(a) and Note (14), respectively.

Note 4.	RELATED PARTY TRANSACTIONS

	(a)	(i)
Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd.Unpaid management fees, as at September 30, 2002, total $30,000.

(ii)
Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Financial Officer,CEO, and Director of the Company. Unpaid management fees, as at September 30, 2002, total $25,000

	(b)	Directors and Officers of the Company ar ebeneficial owners of common shares of the Company, as follows, at September 30, 2002:

Chad D. Lee	5,500,000 common shares
Marlene C. Schluter	2,500,000 common shares
8,000,000

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 4.	RELATED PARTY TRANSACTIONS (cont’d)

	(c)	Loans to the Company unpaid as at September 30, 2002 are as follows:

Chad D. Lee	$20,000
Marlene C. Schluter	10,000

$30,000

These loans are non interest bearing, are unsecured, and have no specific terms of repayment.

Note 5.	FIXED ASSETS - COMPUTER EQUIPMENT

The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum.

The cost and accumulated depreciation are as follows:
	September 30,

	2002	2001

Cost	$116,654	$116,213
Accumulated depreciation	(73,867)	(57,650)

Net balance	$42,787	$58,563

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS

	a)	Acquisition From Online Innovation

i)
The Company by resolution dated April 2, 1999, acquired from Online Innovation, a non-reporting private Canadian unincorporated entity, 100% interest in all of its proprietary and intellectual property associated with its business plan and concepts and its world wide website domain name: www.virtuallydating.com.

ii)
Consideration for this purchase is the issuance of 400,000 common shares of the Company at a price of $0.50 per share. These shares were issued on June 2, 1999 and the amount of $200,000 has been included as an expense of operations for the year ended June 30, 1999.

		iii)	Online Innovation has not had any historical revenue or expenses; it also has no liabilities and the nly asset is a business plan and concepts and the abovementioned world wideweb site domain name.

	b)	Computer Software Costs capitalized

By agreement dated July 30, 1999 between the Company and StratfordInternet Technologies (“Stratford”), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September30, 2001, due to bankruptcy of Stratford, for a net amount of $325,000, which is capitalized in these financial statements.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

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

	b)	There are no liabilities for pension costs at September 30, 2002.

Note 9.	NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Note 10.	INCOME TAXES

The Company has losses carried forward to future years of $2,143,692. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 11.	FINANCIAL INSTRUMENTS

The Company’s financial instrumentsconsist of cash,accounts payable, loans payable, and due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.The fair value of these financial instruments approximates their carrying values.

Note 12	CONSULTING AGREEMENTS

National Financial Communications Corp.

(a)
By agreement dated February 1, 2000, the company engaged National Financial Communications Corp., an arm’s length company, to render public relations and communication services for a period of one year commencing February 1, 2000 and terminating February 1, 2001, at $10,000 per month. The amount of $20,000 has been incurred to March 31, 2000. By mutual agreement the services were suspended in April 2000. As part of the agreement, National Financial Communications Corp. is granted options onFebruary 1, 2000 to purchase shares of the company, exercisable, commencing February 1, 2000, and expiring January 31, 2003. February 1, 2000 is the measurement date and the vesting date. There are five options for 50,000 shares each at prices of $2.00, $3.00, $4.00, $5.00, $7.00 per share, respectively.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 12.	CONSULTING AGREEMENTS (cont’d)

	(b)	The compensation of $30,000 was expensed in the year ended September 30, 2000. The options are nonforfeitable. These options are outstanding as at September 30, 2002.

Option price of 50,000 shares at $2.00 per share	$100,000
Market price at date of issuance of option - 50,000 shares at $2.60	130,000

Compensation added to paid-in capital	$30,000

Deferred income tax – 35% of $30,000	$10,500

Note 13.	FORDEE MANAGEMENT COMPANY

a)
As at February 2, 1999 the Company granted to Fordee Management Company with stock options to purchase 400,000 common share of the Company at a price of $0.20 per share with the expiry date of October 3, 2002. These options are outstanding as at September 30, 2002.

	b)	Fordee Management Company is an unrelated third party

	c)	The compensation of $120,000 applicable to issuance of this option was expensed in the year ended June 30, 1999, and was added to paid-in capital, computed as follows:

Option price of 400,000 shares at $0.20 per share	$80,000
Market price at date of issuance of option 400,000
shares at $0.50 per share	200,000

Compensation added to paid-in capital	$120,000

Deferred income tax – 35% of $ 120,000	$42,000

Note 14.		COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL FUND II, LCC

On June 25, 2001, as disclosed in the Company’s Form 8K dated July 6, 2001, Online Innovation, Inc. entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, a Chicago based institutional investor. Pursuant to the Agreement, and subject to certain terms and conditions, Fusion has agreed to purchase $6,000,000 of the Company's common stock. Under the Agreement, the Company is not able to commence sales of its common stock to Fusion, and Fusion is not obligated to make any purchases of the Company's common stock, until the Company has filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission. The Company has not filed a registration statement surrounding the Common Stock Purchase Agreement because of the current market conditions but will do so when management deems it to be appropriate.

The 640,000 commitment shares issued pursuant to the Agreement are recorded as issued at an ascribed price of $0.54 per share for $345,600, during the fiscal year ended June 30, 2001.

Note 15.		LOANS PAYABLE

	a)	The Company received Convertible Bridge Financing from Progressive Contracting Ltd. of $30,000 and this loan is secured by a Promissory Note dated August 29, 2001, with interest payable of10% per annum, secured by maturing August 29, 2002.

The Promissory Note has conversion terms, as follows:

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 15. LOANS PAYABLE (cont’d)

(i) After August 29, 2002 (the “Maturity Date”), Progressive Contracting Ltd. shall have the right,at his option, on or after the Maturity Date to convert the principal amount of this Note,together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in this Note, into fully paid and nonassessable shares of the Company’s Common Stock at a conversion price of $0.30 per share (the “Conversion Shares”).

(ii) On August 31, 2002, Progressive Contracting Ltd. exercised their right to convert the principalamount and accruedinterest of the Note into fullypaid andnon-assessable shares of theCompany’s Common Stock at a conversion price of $0.30 per share (the “Conversion Shares”).OnAugust 31, 2002 thecompany issued 110,000shares toretirethisNote that represents$30,000 in principal plus $3,000 accrued interest.

The directors and officers of Progressive Contracting Ltd. are arm’s length third parties.

b)	The Company received Convertible Bridge Financing from CK Dragon Trust. of $30,000 and this loan was secured by a Promissory Note dated November 7, 2001, with interest payable of 10% per annum, maturing May 7th, 2002. On May 24, 2002, the Company reapaid $15,000 of the Note plus accrued interest of $1500.00. On July 23, 2002 the Company repaid the remaining balance of $15,000 plus accrued interest of $255 to retire the debt.

c)	The Company received Convertible Bridge Financing from Richard L. Coglon of $40,000 and this loan was secured by a Promissory Note dated January 10, 2002, with interest payable of 7% per annum, maturing January 10, 2003. On August 7, 2002 the Company repaid $40,000 plus accrued interest of $1,596 to retire the debt.

Note 16. CONSULTING AGREEMENT

(a)	A consulting agreement between Fortune Capital Management and the Company is effective on August 1, 2002.

Term of the this Agreement

The term of this Agreement is for a period of 12 months from the date hereof, and thereafter shall continue in full force and effect from month to month, at a remuneration agreed upon between the parties as described in “Compensation to the Consultant”, unless terminated according to terms prescribed in this Agreement.

Compensation to the Consultant

For the Consultant’s services under this Agreement, the Company shall pay the Consultant a consulting fee in the amount of $2,500 per month. In addition to the payment of the fee, the Company shall reimburse the consultant for all previously authorized expenses actually and properly incurred by the Consultant on behalf of the Company in carrying out its duties and performing its functions under this Agreement and for all such expenses the Consultant shall furnish statements and vouchers to the Company prior to reimbursement.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2002
(In U.S. Dollars)
(Unaudited)

Note 16(a) CONSULTING AGREEMENT (cont’d)

Reporting by the Contractor

At least once in every month, the Consultant shall provide to each Director such information concerning the Company’s business and activities for the previous month as the Directors may reasonably require.

Termination

This Agreement may be terminated by the Company without prior notice if, at anytime. The Consultant, while in the performance of its duties commits a material breach of aprovision of this Agreement, is unable or unwilling to perform its duties under this Agreement, commits fraud or serious neglect or misconduct in the discharge of its duties hereunder or becomes bankrupt or makes any arrangement or compromise with its creditors.

(b) A consulting agreement between Jon Wiggens and the Company is effective on July 15, 2002.

Term of the this Agreement

The term of this Agreement is for a period of 3 months from the date hereof, and thereafter shall continue in full force and effect from month to month, at a remuneration agreed upon between the parties as described in “Compensation to the Consultant”, unless terminated according to terms prescribed in this Agreement.

Compensation to the Consultant

For the Consultant’s services under this Agreement, the Company shall pay the Consultant a consulting fee in the amount of $3,000 Cdn per month. In addition to the payment of the fee, the Company shall reimburse the consultant for all previously authorized expenses actually and properly incurred by the Consultant on behalf of the Company in carrying out his duties and performing its functions under this Agreement and for all such expenses the Consultant shall furnish statements and vouchers to the Company prior to reimbursement.

Reporting by the Contractor

At least once in every month,the Consultant shall provide to each Director such information concerning the Company’s business and activities for the previous month as the Directors may reasonably require.

Termination

This Agreement may be terminated by the Company without prior notice if, at anytime. The Consultant, while in the performance of his duties commits a material breach of aprovision of this Agreement, is unable or unwilling to perform its duties under this Agreement, commits fraud or serious neglect or misconduct in the discharge of its duties hereunder or becomes bankrupt or makes any arrangement or compromise with his creditors.

Note 17. LOAN PAYABLE TO FUSION CAPITAL FUND II, L.L.C.

On April 30, 2002, the Company received an interest free loan from Fusion Capital in the amount of $50,000. This amount has been repaid as of September 30, 2002.

Item 2 – Plan of Operation

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

     The e-commerce and other remaining components of the Company’s website have since been completed and the website became fully operational on September 3, 2002. Prior to full launch the website was available for use free of charge and had developed an established user base of approximately 39,000 members. Members who registered prior full launch were given 30 days to determine whether to continue as members and pay to use the site. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. This introductory offer was originally made for a 30 day period but has been extended by the Company for an indefinite period. The Company intends to continue the introductory offer until it has been able to carry out marketing activities to promote the website. After the introductory offer has been completed, memberships will be available for $10.95 per month, $29.95 for three months, $49.95 for 6 months and $79.95 for 1 year.

With the full launch of the website the Company now intends to focus its energies on marketing the website in order to develop a paying member base and generate revenues. The Company is not currently certain, however, exactly what resources will be devoted to marketing or what steps will be taken in this area. The Company’s current financial resources are limited. The Company will, therefore, initially be working towards securing financing on favorable terms. Once the Company’s financial situation is clearer to management, management will make the necessary strategic decisions respecting marketing efforts and other uses of financial resources. Over the next 12 months, depending on resources available, management anticipates that administrative expenses, ongoing website maintenance costs, development costs (related to proposed new products) and marketing will be the Company’s primary expenses. Specific marketing strategies are listed below. The Company will implement these strategies based on cost-effectiveness as resources become available.

Forward Looking Statements

All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the Company's reliance on current revenues; the uncertainties associated with the introduction of new products/services; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions made by the Company and the costs associated with such acquisitions; dependence on its principal executive officer; substantial competition from larger companies with greater financial and other resources than the Company; the success of its marketing strategy; its dependence on suppliers for some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; and potential product liability risk associated with its existing and future products. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Marketing Strategies

General

Management believes that marketing will be the key to the Company's success in the short term and in the long term. As a result, management intends to focus as much of its energies as possible in the upcoming 12 months on marketing activities. The Company intends to advertise online, through print media and possibly, depending on the resources available, through television, radio and billboards. The Company’s goal is to capture 50,000 subscribing members in each of the three years following the launch of the website, for a total of 150,000 members within three years of launch. The target market for the Company's service is a single adult, aged 18-49, with basic computer skills and access to the Internet. The Company intends to focus on the North American market in the short term and consider other markets at a later date.

As indicated above, the website was launched in July 2000, but the e-commerce component of the website, which includes the fee payment infrastructure, was not operational until September 3, 2002. Prior to September 3, 2002, memberships were offered free of charge. Registered members as of September 3, 2002 were given 30 days to decide whether to continue as members and pay membership fees. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. As of November 12, 2002, the website had 40,959 registered members. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company’s inability to secure adequate financing over the past fiscal year has limited its ability to spend money on marketing. The Company’s ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled “Cash Requirements” for a discussion of the Company’s attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

Print Media, T.V., Radio and Billboards

While manage ment is of the view that online advertising is the most cost-effective marketing tool, it also believes that other, more traditional methods of marketing will be effective and must be developed to the fullest extent possible. Management envisions placing advertisements in the personals sections of major newspapers and in high circulation magazines with general readership to brand the VirtuallyDating name and to expose the Company to a wider audience. Determination as to whether these types of advertisements will be placed will depend on funds available in the upcoming 12 months. In addition, advertisements on television, radio and on billboards will be considered and utilized if the Company has the capital available to purchase advertising space/time from these sources.

Current Marketing Efforts

On August 1, 2002, the Company entered into an agreement with Fortune Capital Management (USA) Inc. (“Fortune”), pursuant to which Fortune has agreed to provide sales and marketing services the Company. Under the terms of the agreement, Fortune is to provide marketing concepts for the VirtuallyDating website, explore strategic partnerships for the website and provide conceptual design for marketing materials to advertise the website. The Company will pay $2,500 per month to Fortune and reimburse Fortune for expenses incurred in carrying out its duties under the agreement. The Agreement is for a term of 12 months.

Additional Website Development

     The Company retains the services of 4 web-programming consultants to perform maintenance and additional development work. The consultants work under the Company’s direct supervision and are paid by the Company on a monthly basis. Payment is tied to and based on the completion of specific tasks. The Company currently intends to continue to develop new features which will make the website more attractive to prospective members. Proposed features may include a WebPage entitled "Hey Bartender" which will provide recipes for alcoholic cocktails. Members will be invited to post their own favorite recipes on the page. Another section entitled "Postcards

From Stanley" may be created. This section would feature travel reviews of destinations geared towards singles.

In addition to the foregoing, on July 15, 2002, the Company entered into a consulting agreement with Jon Wiggens, pursuant to which Mr. Wiggens has agreed to provide graphic design services to the Company for both the VirtuallyDating website and the Company’s corporate website. In addition, Mr. Wiggens will provide the Company with graphic design services in connection with its ongoing marketing efforts, in the areas of both print media and online marketing. The agreement is for a term of 3 months. The Company is required to pay Mr. Wiggens a monthly fee of $3,000 (CDN) for services performed under the agreement and to reimburse Mr. Wiggens for expenses incurred in carrying out his duties under the agreement.

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

Cash Requirements

     The Company currently has sufficient working capital to meet its operating requirements until December 31,2002. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company’s ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

On June 25, 2001, as disclosed in the Company’s Form 8K dated July 6, 2001, Online Innovation, Inc. entered into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC, a Chicago based institutional investor. Pursuant to the Agreement, and subject to certain terms and conditions, Fusion has agreed to purchase $6,000,000 of the Company's common stock. Under the Agreement, the Company is not able to commence sales of its common stock to Fusion, and Fusion is not obligated to make any purchases of the Company's common stock, until the Company has filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission. The Company has not filed a registration statement surrounding the Common Stock Purchase Agreement because of the current market conditions but will do so when management deems it to be appropriate.

On April 30, 2002, the Company received an interest free loan from Fusion Capital in the amount of $50,000. This loan was repaid in whole to Fusion Capital on August 7, 2002.

During the period covered by this report the Company conducted an equity financing pursuant to which it raised $210,000. The Company sold a total of 700,000 units to two separate purchasers under the financing. Each unit consisted of one common share and one share purchase warrant.

Each warrant entitles the purchaser to purchase one additional share of the Company’s common stock at a price of $0.30 at any time during the first year after the purchase of the units or at a price of $0.40 at any time during the second year after the purchase of the units. The warrants are exercisable for a period of two years after the purchase of the units.

The funds raised under the unit financing were used to repay three separate outstanding debts of the Company, including the $50,000 debt owed to Fusion. In addition to this debt, on May 24, 2002 and July 23, 2003, the Company repaid $30,000 loaned to it by the CK Dragon Trust and secured by a convertible promissory note dated November 7, 2001. The Company also paid $1,755 in accrued interest on this debt. On August 7, 2002, the Company repaid $40,000 loaned to it by Richard Coglon and secured by a convertible promissory note dated January 10, 2002. The Company also paid $1,596 in accrued interest on this debt. All of the aforementioned debts were repaid in cash. The Company repaid an additional debt owed to Progressive Contracting Ltd. by issuing 110,000 shares of its common stock to Progressive Contracting Ltd. The shares were issued pursuant conversion terms contained in a convertible promissory note dated August 29, 2001, which note secured the funds loaned to the Company by Progressive Contracting Ltd. The aggregate amount of the debt repaid was $30,000 plus $3,000 of accrued interest, with the shares issued in repayment of said debt being issued at a deemed price of $0.30 per share.

The Company intends to use available finances to fund ongoing operations. Funds will be utilized for general and administrative expenses, website maintenance and development, marketing and expenses related to the filing and preparation of a registration statement respecting the stock to be issued under the Stock Purchase Agreement.

Item 3 – Controls And Procedures

The Company is managed exclusively by its principal executive officer and principal financial officer. The Company does not have management or employees which are separate from these 2 individuals. As a result, all disclosure decisions are made directly by the principal executive officer and principal financial officer of the Company and are based on direct knowledge of the Company’s affairs held by them. These individuals also carry out all bookkeeping and other record keeping activities undertaken by the Company and make all business decisions for the Company. While the Company retains the services of a small number of consultants, none of these individuals has control over formal disclosure decisions or disclosure contained in documents such as press releases and financial reports. All formal disclosure documents are reviewed and approved by the Company’s principal executive officer and principal financial officer and are based on first hand knowledge of these individuals (as opposed to knowledge derived from reports from employees, consultants or managers). As a consequence, the Company’s principal executive officer and principal financial officer are of the view that the Company’s disclosure controls and procedures are effective and result in full and true disclosure of material facts related to the Company’s affairs.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

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

On July 16, 2002, the Company completed a sale of issued 700,000 units at a price of $0.30 per unit for aggregate cash proceeds of $210,000. A total of 100,000 units were issued to Mr. Gary Carson Delf for an aggregate purchase price of $30,000. A total of 600,000 units were issued to SKN Holdings, Ltd. for an aggregate purchase price of $180,000. Each unit consisted of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the purchaser to purchase one additional share of the Company’s common stock at a price of $0.30 at any time during the first year after the purchase of the units or at a price of $0.40 at any time during the second year after the purchase of the units. The warrants are exercisable for a period of two years after the purchase of the units. The units were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. Neither of the purchasers of the securities was a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

On August 30, 2002, the Company issued 110,000 shares of its common stock to Progressive Contracting Ltd. to repay a $30,000 loan made by Progressive Contracting Ltd. to the Company. The loan was secured by a convertible promissory note issued by the Company to Progressive Contracting Ltd. on August 29, 2001. The debt represented by the convertible note, together with outstanding interest, were converted into shares of the Company’s common stock at a deemed price of $0.30 per share, pursuant to the terms of the note. The shares were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. The noteholder was not a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

Item 3 – Defaults Upon Senior Securities

There have been no material defaults in the payment of principal, interest, sinking or purchase fund installments or any other material defaults with respect to indebtedness of the Company exceeding 5% of the total assets of the Company. No material arrearage in the payment of dividends and no delinquency with respect to any preferred stock of the Company has occurred.

Item 4 – Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of security holders during the period covered by this through the solicitation of proxies or otherwise.

Item 5 – Other Information

There is no information reportable pursuant to this section.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

	15	Letter on Unaudited Financial Information

	99.1	Certificate of Principal Executive Officer

	99.2	Certificate of Principal Financial Officer

(b)		No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2002	ONLINE INNOVATION, INC.
(Registrant)

		By:	/s/ Chad D. Lee

Chad D. Lee, President, Director,
Principal Executive Officer

		By:	/s/ Marlene C. Schluter

Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date: November 14, 2002

By: /s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date: November 14, 2002

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Chad D. Lee certify that:

1	.	I have reviewed this quarterly report on Form 10-QSB of Online Innovation, Inc. (the “Company”);

2	.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3	.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4	.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5	.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6	.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Marlene C. Schluter certify that:

1	.	I have reviewed this quarterly report on Form 10-QSB of Online Innovation, Inc. (the “Company”);

2	.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3	.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4	.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5	.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6	.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Online Innovation, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Chad D. Lee, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2002

/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Online Innovation, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Marlene C. Schluter, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2002

/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer