Form 10QSB
period 2002-12-31
ONLINE INNOVATION INC
filed 2003-02-14
CIK 1104734

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002

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

As of February 12, 2003, the registrant’s outstanding common stock consisted of 15,480,000 shares.

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

SIGNATURES

CERTIFICATIONS

EXHIBITS

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Attached are the registrant’s unaudited financial statements for the six month period ended December 31, 2002, with comparative figures for the six month period ended December 31, 2001, and the Independent Accountant’s Report thereon.

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

Securities Commission Building
PO Box 10129	Telephone:	(604) 662-8899
Suite 1400 – 701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, British Columbia	Email:	moenandcompany@attcanada.net
Canada V7Y 1C6

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of December 31, 2002 and December 31, 2001, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders’ Equity for the six month periods then ended. These financial statements are the responsibility of the Company’s management.

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

“Moen and Company”

Chartered Accountants

Vancouver, British Columbia, Canada
February 6, 2003

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Balance Sheet
December 31, 2002
(In U.S. Dollars)
(With Comparative Figures at December 31, 2001)
(Unaudited)

	December 31,

ASSETS	2002	2001

Current Assets
Cash	$43,097	$6,479
Prepaid expense	2,209	2,209

	45,306	8,688
Deferred tax asset (Note 12(b) and 13(c))	52,500	52,500
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5)	39,753	54,420
Computer software development (Note 6(b))
Application development stage costs	325,000	325,000

	$462,559	$440,608

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$33,285	$64,438
Management fees payable (Note 4(a)	50,000	--
Due to related parties (Notes 4(c)	30,000	35,161
Loans payable	--	66,452

	113,285	166,051

Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 15,480,000 common shares (including a subscription for 250,000 shares)
(2001 - 14,420,000 common shares)	15,480	14,420
Paid in capital in excess of par value of stoc	2,585,370	2,218,430
Deficit accumulated during development stage (note 1)	(2,252,976)	(1,958,373)
Cumulative translation adjustment (Note 2(b))	1,400	80

	349,274	274,557

	$462,559	$440,608

Approved on Behalf of the Board

"Chad D. Lee"               ,Chief Executive Officer and Director

"Marlene C. Schluter"     ,Chief Financial Officer and Director

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Income
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Six Months Ended		Three Months Ended
	to December 31,	December 31,		December 31,

	2002	2002	2001	2002	2001

Administration Costs
Compensation on stock option	$150,000	$--	$--	$--	$--
Funding agreement commitment costs	345,600	--	--	--	--
Depreciation	77,336	6,938	9,168	3,469	4,584
Filing and transfer agent fees	25,008	4,664	1,769	4,116	660
Financing costs	47,550	25,000	--	25,000	--
Interest on loans	4,851	4,851	--	--	--
Management and consulting fees	563,235	55,442	41,994	29,636	26,994
Office expenses, net	170,695	18,898	9,636	6,797	3,618
Option payment, mineral properties	30,000	--	--	--	--
Professional fees	218,036	8,853	18,091	6,650	5,365
Promotion, investor relations,
and investor communications	85,144	540	227	540	--
Computer technology and
software development-preliminary
development stage costs	337,555	47,884	(52,142)	15,708	21,037
Website marketing/Banner
advertising costs	217,571	20,827	6,693	16,503	1,030
Travel expenses	32,895	865	--	865	--

	2,305,476	194,762	35,436	109,284	63,288
Deferred income taxes	(52,500)	--	--	--	--

Net loss (profit) for the period	$(2,252,976)	$(194,762)	$(35,436)	$(109,284)	$(63,288)

Net loss per share, basic and diluted		$(0.01)	$(0.00)	$(0.01)	$(0.00)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Six Months Ended		Three Months Ended
	to December 31,	December 31,		December 31,

	2002	2002	2001	2002	2001

Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(2,252,976)	$(194,762)	$(35,436)	$(109,284)	$(63,288)
Items not requiring use of cash
Shares issued for funding agreemen
commitment costs	345,600	--	--	--	--
Shares issued for services and
loans payable	44,750	33,000	--	--	--
Shares cancelled	--	--	(82,250)	--	--
Depreciation	77,336	6,938	9,168	3,469	4,584
Cumulative translation adjustmen	1,400	1,126	--	--	--
Changes in non-cash working capital item
Deferred income tax	(52,500)	--	--	--	--
Prepaid expense	(2,209)	--	(2,209)	--	(2,209)
Accounts payable	33,285	(13,242)	35,215	5,250	9,763
Management fees payable	50,000	(2,500)	--	(5,000)	--
Agreement payable	--	--	(75,000)	--	--

	(1,755,314)	(169,440)	(150,512)	(105,565)	(51,150)

Investing Activities
Computer software developmen
Application development stage cost	(325,000)	--	75,000	--	--
Fixed assets purchased	(117,089)	(435)	(2,460)	(435)	(441)

	(442,089)	(435)	72,540	(435)	(441)

Financing Activities
Capital stock subscribed	2,210,500	335,000	--	125,000	--
Loan payable (repayment	--	(85,000)	66,452	--	36,452
Loan from Fusion Capital (repayment	--	(50,000)	--	--	--
Due to related parties	30,000	--	5,161	--	5,161

	2,240,500	200,000	71,613	125,000	41,613

Cash increase (decrease)
during the period	43,097	30,125	(6,359)	19,000	(9,978)
Cash, Beginning of period	--	12,972	12,838	24,097	16,457

Cash, End of period	$43,097	$43,097	$6,479	$43,097	$6,479

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date	Six Months Ended		Three Months Ended
	of Aug 1, 1997	December 31,		December 31,
	to December 31,
	2002	2002	2001	2002	2001

Balance (deficit), beginning
of period	$--	$(2,058,214)	$(1,922,937)	$(2,143,692)	$(1,895,085)

Net profit (loss) for the period	(2,252,976)	(194,762)	(35,436)	(109,284)	(63,288)

Balance (deficit), end of period	$(2,252,976)	$(2,252,976)	$(1,958,373)	$(2,252,976)	$(1,958,373)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to December 31, 2002
(In U.S. Dollars)
(Unaudited)

	Number of		Additional	Total	Retained		Total
	Common	par	Paid-in	Capital	Earnings	Cumulative	Stockholders
	Shares	Value	Capital	Stock	(Deficit)	Translation	Equity

Net loss for eleven month period ended June 30, 1998					$(144,175)		$(144,175)
Issued for cash, @$0.01
October 23, 1997	1,500,000	$1,500	$13,500	$15,000			15,000
Issued for cash, @$0.001
May 8, 1997	500,000	500		500			500
Issued for assignment of option on
mineral properties, @$0.0035
September 30, 1997	8,500,000	8,500	21,500	30,000			30,000

	10,500,000	10,500	35,000	45,500	(144,175)		(98,675)
Shares subscribed and fully paid and issued, @$0.50
April 6, 1999	85,000	85	42,415	42,500			42,500

Balance, June 30, 1998	10,585,000	10,585	77,415	88,000	(144,175)		(56,175)
Net loss for year ended June 30, 1999					(478,497)		(478,497)
Compensation on stock options			120,000	120,000			120,000
Cumulative translation adjustment						(1,055)	(1,055)
Issued for cash, @$0.50
April 6, 1999	20,000	20	9,980	10,000			10,000
Issued for cash, @$0.50
April 6, 1999	100,000	100	49,900	50,000			50,000
Issued for private business(note 7), @$0.50
April 2, 1999	400,000	400	199,600	200,000			200,000
Issued for cash(note 14), @$0.50
April 15, 1999	1,600,000	1,600	798,400	800,000			800,000

Balance, June 30, 1999	12,705,000	12,705	1,255,295	1,268,000	(622,672)	(1,055)	644,273
Cumulative translation adjustment						543	543
Shares subscribed and fully paid, @$0.50
January 4, 2000	450,000	450	224,550	225,000			225,000
Net loss for year ended June 30, 2000					(503,489)		(503,489)
Issued for exercise of option @ $0.50
March 13, 2000	100,000	100	49,900	50,000			50,000
Compensation on stock options			30,000	30,000			30,000
Exercise of warrants @ $0.50
May 9, 2000	50,000	50	24,950	25,000			25,000
Exercise of warrants @ $0.60
June 16, 2000	66,667	67	39,933	40,000			40,000

Balance, June 30, 2000	13,371,667	13,372	1,624,628	1,638,000	(1,126,161)	(512)	511,327
Exercise of warrants @$0.60
August 17, 2000	83,333	83	49,917	50,000			50,000
Exercise of warrants @$0.60
Februay 9, 2001	250,000	250	149,750	150,000			150,000
Issued for services at an ascribed
price of $0.47 per share on
June 11, 2001	200,000	200	93,800	94,000			94,000
Issue for cash, @$0.75
June 19, 2001	50,000	50	37,450	37,500			37,500
Issued as commitment shares at an ascribed
price of $0.54 per share on
June 25, 2001	640,000	640	344,960	345,600			345,600
Net loss for year ended June 30, 2001					(796,776)		(796,776)
Cumulative translation adjustment						592	592

Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative translation adjustment						194	194
Net income for period ended June 30, 2002					(135,277)		(135,277)

Balance, June 30, 2002	14,420,000	$14,420	$2,218,430	$2,232,850	($2,058,214)	$274	$174,910
Issued for cash @ $0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscripted and paid for cash @$0.50
November 6, 2002 (see Note 3(c))	250,000	250	124,750	125,000			125,000
Cumulative translation adjustment						1,126	1,126
Net loss for period ended December 31, 2002					(194,762)		(194,762)

Balance, December 31, 2002	15,480,000	$15,480	$2,585,370	$2,600,850	($2,252,976)	$1,400	$349,274

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2002
(In U.S. Dollars)
(Unaudited)

Note 1.	BUSINESS OPERATIONS

a)
The Company was incorporated on May 7, 1997 under the Company Act of the State of Delaware, U.S.A., and commenced inception of business on August 1, 1997. The Company changed it’s name from Micro Millennium, Inc. to Sinaloa Gold Corp. on October 16, 1997 and subsequently changed it’s name from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999.

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

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity, is as follows:

	Quarter Ended
	December 31,

	2002	2001

Beginning balance, September 30, 2002 & 2001	$1,400	$80
Changes during the period	--	--

Ending balance, December 31, 2002 & 2001	$1,400	$80

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2002
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

Amortization of computer software costs of $325,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at December 31, 2002, and therefore no amortization of this cost has been charged to operations for the period ended December 31, 2002.

Note 3.	CAPITAL STOCK

	a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

	b)	Common shares issued and outstanding are as follows:

	Shares	$

Balance, June 30, 2002	14,420,000	$2,232,850
Issued for cash during period	950,000	335,000
Issued for loan payable during period	110,000	33,000

Balance, December 31, 2002	15,480,000	$2,600,850

c)

Shares to be processed by Transfer Agent
The abovementioned issued shares include a subscription for 250,000 shares, subscripted and paid in November 2002. The documentation required to issue the shares has not been completed, and accordingly, the shares have not been processed by the Transfer Agent of the Company.

Note 4.	RELATED PARTY TRANSACTIONS

	(a)	Management fees payable - $50,000

(i)
Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. The unpaid portion of these management fees, as at December 31, 2002 is $27,500.

(ii)
Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Executive Officer, and Director of the Company. The unpaid portion of these management fees, as at December 31, 2002 is $22,500.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2002
(In U.S. Dollars)
(Unaudited)

Note 4.	RELATED PARTY TRANSACTIONS (cont’d)

	(b)	Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at December 31, 2002:

Chad D. Lee	5,500,000	common shares
Marlene C. Schluter	2,500,000	common shares

	8,000,000

(c)	Loans to the Company unpaid as at December 31, 2002 are as follows:

Chad D. Lee	$20,000
Marlene C. Schluter	10,000

$30,000

These loans are non interest bearing, are unsecured, and have no specific terms of repayment, and are disclosed as current liabilities in these financial statements.

Note 5.	FIXED ASSETS - COMPUTER EQUIPMENT The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum. The cost and accumulated depreciation are as follows:

	December 31,

	2002	2001

Cost	$117,089	$116,654
Accumulated depreciation	(77,336)	(62,234)

Net balance	$39,753	$54,420

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS

	a)	Acquisition From Online Innovation

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

b)

Computer Software Costs capitalized

By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies (“Stratford”), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September 30, 2001, due to bankruptcy of Stratford, for a net amount of $325,000, which is capitalized in these financial statements.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2002
(In U.S. Dollars)
(Unaudited)

Note 7.

LEASE OBLIGATIONS

Lease of Premises

The Company entered into leases for two adjoining offices located at #118-1118 Homer Street, Vancouver and #119-1118 Homer Street, respectively, effective November 1, 2002 with S & W 97 Enterprises Ltd. for the term of one year for monthly rent and costs of CAD$900 and CAD$700, respectively, with options to renew the leases for a further term of one year, each.

Note 8.	COMPENSATION/STOCK OPTION/DEFERRED COMPENSATION ARRANGEMENT

a)
The Company has an Incentive Stock Plan was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been exercised relating to this plan up to December 31, 2002.

	b)	There are no liabilities for pension costs at December 31, 2002.

Note 9.	NET LOSS PER SHARE Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Note 10.

INCOME TAXES

The Company has losses carried forward to future years of $2,252,976. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 11.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable, management fees payable, and due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2002
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

Note 13. FORDEE MANAGEMENT COMPANY

(a)
As at February 2, 1999 the Company granted to Fordee Management Company with stock options to purchase 400,000 common share of the Company at a price of $0.20 per share with the expiry date of October 3, 2002. These options have not been exercised, and accordingly have expired.

(b)	Fordee Management Company is an unrelated third party

(c)	The compensation of $120,000 applicable to issuance of this option was expensed in the year ended June 30, 1999, and was added to paid-in capital, computed as follows:

Option price of 400,000 shares at $0.20 per share	$80,000
Market price at date of issuance of option 400,000
shares at $0.50 per share	200,000

Compensation added to paid-in capital	$120,000

Deferred income tax – 35% of $ 120,000	$42,000

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2002
(In U.S. Dollars)
(Unaudited)

Note 15. CONSULTING AGREEMENTS

(a)	A consulting agreement between Damon G. Hoy and the Company is effective on June 15, 2002. The Company agrees to pay the Consultant a consulting fee of $2,500Cdn per month.

(b)	A consulting agreement between Fortune Capital Management and the Company is effective on August 1, 2002. The Company agrees to pay the Consultant a consulting fee of $2,500 per month.

(c)	A consulting agreement between Jon Wiggens and the Company is effective on July 15, 2002. The Company agrees to pay the Consultant a consulting fee of $3,000Cdn per month.

Item 2 – Plan of Operation

General

     The Company's business is conducted through its website, www.VirtuallyDating.com. The primary focus of the www.VirtuallyDating.com website is matchmaking. In addition to providing matchmaking services for single adults through a specialized search engine for members, the site provides various interactive, entertainment related components that facilitate social interaction between members. The website became fully operational on September 3, 2002, when the e-commerce portion of the website and certain value added components were completed.

     Prior to full launch the website was available for use free of charge and had developed an established user base of approximately 39,000 members. Members who registered prior to full launch were given 30 days to determine whether to continue as members and pay to use the site. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. This introductory offer was originally made for a 30 day period but has been extended by the Company for an indefinite period. The Company intends to continue the introductory offer until it has been able to carry out marketing activities to promote the website After the introductory offer has been completed, memberships will be available for $10.95 per month, $29.95 for three months, $49.95 for 6 months and $79.95 for 1 year.

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

The website was launched in July 2000, but the e-commerce component of the website, which includes the fee payment infrastructure, was not operational until September 3, 2002. Prior to September 3, 2002, therefore, memberships were offered free of charge. Registered members as of September 3, 2002 were given 30 days to decide whether to continue as members and pay membership fees. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. As of February 13, 2003, the website had 42,985 registered members. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company’s inability to secure adequate financing over the past fiscal year has limited its ability to spend money on marketing. The Company’s ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled “Cash Requirements” for a discussion of the Company’s attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

Additional Website Development

     The Company retains the services of 3 web-programming consultants to perform maintenance and additional development work. The consultants work under the Company’s direct supervision and are paid by the Company on a monthly basis. Payment is tied to and based on the completion of specific tasks. The Company currently intends to continue to develop new features which will make the website more attractive to prospective members. Proposed features may include a WebPage entitled "Hey Bartender" which will provide recipes for alcoholic cocktails. Members will be invited to post their own favorite recipes on the page. Another section entitled "Postcards From Stanley" may be created. This section would feature travel reviews of destinations geared towards singles.

In addition to the foregoing, on July 15, 2002, the Company entered into a consulting agreement with Jon Wiggens, pursuant to which Mr. Wiggens has agreed to provide graphic design services to the Company for both the VirtuallyDating website and the Company’s corporate website. In addition, Mr. Wiggens will provide the Company with graphic design services in connection with its ongoing marketing efforts, in the areas of both print media and online marketing. The agreement was originally for a term of 3 months but is currently being continued on a month to month basis. The

Company is required to pay Mr. Wiggens a monthly fee of $3,000 (CDN) for services performed under the agreement and to reimburse Mr. Wiggens for expenses incurred in carrying out his duties under the agreement.

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

Cash Requirements

     The Company currently has sufficient working capital to meet its operating requirements until March 31, 2003. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company’s ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

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

During the period covered by this report the Company conducted an equity financing pursuant to which it raised $125,000. The Company sold a total of 250,000 units at a price of $0.50 per unit to a single purchaser under the financing. Each unit consisted of one common share and one share purchase warrant. Each warrant entitles the purchaser to purchase one additional share of the Company’s common stock at a price of $0.50 at any time during the first year after the purchase of the units or at a price of $0.60 at any time during the second year after the purchase of the units. The warrants are exercisable for a period of two years after the purchase of the units.

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

On November 6, 2002, the Company completed a sale of 250,000 units at a price of $0.50 per unit for aggregate cash proceeds of $125,000. The units were issued to Mr. Gary Carson Delf. Each unit consisted of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the purchaser to purchase one additional share of the Company’s common stock at a price of $0.50 at any time during the first year after the purchase of the units or at a price of $0.60 at any time during the second year after the purchase of the units. The warrants are exercisable for a period of two years after the purchase of the units. The units were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. Neither of the purchasers of the securities was a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

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

Date:	February 14, 2003	ONLINE INNOVATION, INC.
(Registrant)

By: //s// Chad D. Lee

Chad D. Lee, President, Director,
Principal Executive Officer

By: //s// Marlene C. Schluter

Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: //s// Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date: February 14, 2003

By: //s// Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date: February 14, 2003

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Chad D. Lee certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Online Innovation, Inc. (the “Company”);

2.
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

4.
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

5.
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

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

//s// Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Marlene C. Schluter certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Online Innovation, Inc. (the “Company”);

2.
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

4.
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

5.
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

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

//s// Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Online Innovation, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Chad D. Lee, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2003

//s// Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Online Innovation, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Marlene C. Schluter, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2003

//s// Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer