Form 10QSB
period 2003-03-31
ONLINE INNOVATION INC
filed 2003-05-15
CIK 1104734

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 14, 2003, the registrant’s outstanding common stock consisted of 15,480,000 shares.

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

SIGNATURES

CERTIFICATIONS

EXHIBITS

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Attached are the registrant’s unaudited financial statements for the nine month period ended March 31, 2003, with comparative figures for the nine month period ended March 31, 2002, and the Independent Accountant’s Report thereon.

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

Securities Commission Building
PO Box 10129	Telephone:	(604) 662-8899
Suite 1400 – 701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, British Columbia	Email:	moenandcompany@attcanada.net
Canada V7Y 1C6

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of March 31, 2003 and March 31, 2002, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders’ Equity for the nine month periods then ended. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

“Moen and Company”

Chartered Accountants

Vancouver, British Columbia, Canada
May 12, 2003

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Balance Sheet
March 31, 2003
(In U.S. Dollars)
(With Comparative Figures at March 31, 2002)
(Unaudited)

	March 31,

	2003	2002

ASSETS
Current Assets
Cash	$8,094	$8,044
Prepaid expense	--	2,209

	8,094	10,253
Deferred tax asset (Note 12(b) and 13(c))	52,500	52,500
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5	36,284	50,338
Computer software development (Note 6(b))
Application development stage costs	325,000	325,000

	$421,878	$438,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$32,037	$49,981
Management fees payable (Note 4(a)	55,000	45,000
Due to related parties (Notes 4(c)	44,112	30,000
Loans payable	--	100,000

	131,149	224,981

Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 15,480,000 common shares (including a subscription for 250,000 shares
(2002 - 14,420,000 common shares)	15,480	14,420
Paid in capital in excess of par value of stoc	2,585,370	2,218,430
Deficit accumulated during development stage (note 1	(2,311,521)	(2,020,014)
Cumulative translation adjustment (Note 2(b)	1,400	274

	290,729	213,110

	$421,878	$438,091

Approved on Behalf of the Board

       "Chad D. Lee"                              ,Chief Executive Officer and Director

       "Marlene C. Schluter"                   ,Chief Financial Officer and Director

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Income
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Nine Months Ended		Three Months Ended
	to March 31,	March 31,		March 31,

	2003	2003	2002	2003	2002

Administration Costs
Compensation on stock option	$150,000	$--	$--	$--	$--
Funding agreement commitment costs	345,600	--	--	--	--
Depreciation	80,805	10,407	13,250	3,469	4,082
Filing and transfer agent fees	25,008	4,664	2,086	--	317
Financing costs	22,550	--	--	--	--
Interest on loans	4,851	4,851	--	--	--
Management and consulting fees	616,258	108,465	61,659	28,023	19,665
Office expenses, net	173,678	21,881	21,374	2,983	11,738
Option payment, mineral properties	30,000	--	--	--	--
Professional fees	219,218	10,035	19,054	1,182	963
Promotion, investor relations,
and investor communications	87,125	2,521	227	1,981	--
Computer technology and
software development-preliminary
development stage costs	344,807	55,136	(43,811)	7,252	8,331
Website marketing/Banner
advertising costs	224,195	27,451	7,782	6,624	1,089
Travel expenses	39,926	7,896	15,456	7,031	15,456

	2,364,021	253,307	97,077	58,545	61,641
Deferred income taxes	(52,500)	--	--	--	--

Net loss (profit) for the period	$(2,311,521)	$(253,307)	$(97,077)	$(58,545)	$(61,641)

Net loss per share, basic and diluted		$(0.02)	$(0.01)	$(0.00)	$(0.00)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Nine Months Ended		Three Months Ended
	to March 31,	March 31,		March 31,

	2003	2003	2002	2003	2002

Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(2,311,521)	$(253,307)	$(97,077)	$(58,545)	$(61,641)
Items not requiring use of cash
Shares issued for funding agreemen
commitment costs	345,600	--	--	--	--
Shares issued for services and
loans payable	44,750	33,000	--	--	--
Shares cancelled	--	--	(82,250)	--	--
Depreciation	80,805	10,407	13,250	3,469	4,082
Cumulative translation adjustmen	1,400	1,126	194	--	194
Changes in non-cash working capital item
Deferred income tax	(52,500)	--	--	--	--
Prepaid expense	--	2,209	(2,209)	2,209	--
Accounts payable	32,037	(14,490)	65,758	(1,248)	30,543
Management fees payable	55,000	2,500	--	5,000	--
Agreement payable	--	--	(75,000)	--	--

	(1,804,429)	(218,555)	(177,334)	(49,115)	(26,822)

Investing Activities
Computer software developmen
Application development stage cost	(325,000)	--	75,000	--	--
Fixed assets purchased	(117,089)	(435)	(2,460)	--	--

	(442,089)	(435)	72,540	--	--

Financing Activities
Capital stock subscribed	2,210,500	335,000	--	--	--
Loan payable (repayment	--	(85,000)	100,000	--	33,548
Loan from Fusion Capital (repayment	--	(50,000)	--	--	--
Due to related parties	44,112	14,112		14,112	(5,161)

	2,254,612	214,112	100,000	14,112	28,387

Cash increase (decrease)
during the period	8,094	(4,878)	(4,794)	(35,003)	1,565
Cash, Beginning of period	--	12,972	12,838	43,097	6,479

Cash, End of period	$8,094	$8,094	$8,044	$8,094	$8,044

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Nine Months Ended		Three Months Ended
	to March 31,	March 31,		March 31,

	2003	2003	2002	2003	2002

Balance (deficit), beginning
of period	$--	$(2,058,214)	$(1,922,937)	$(2,252,976)	$(1,958,373)

Net profit (loss) for the period	(2,311,521)	(253,307)	(97,077)	(58,545)	(61,641)

Balance (deficit), end of period	$(2,311,521)	$(2,311,521)	$(2,020,014)	$(2,311,521)	$(2,020,014)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to March 31, 2003
(In U.S. Dollars)
(Unaudited)

	Number of Common Shares	par Value	Additional Paid-in Capital	Total Capital Stock	Retained Earnings (Deficit)	Cumulative Translation	Total Stockholders Equity
Net loss for eleven month period ended June 30, 199					$(144,175)		$(144,175)
Issued for cash, @$0.01							
October 23, 1997	1,500,000	$1,500	$13,500	$15,000			15,000
Issued for cash, @$0.001							
May 8, 1997	500,000	500		500			500
Issued for assignment of option o							
mineral properties, @$0.0035							
September 30, 1997	8,500,000	8,500	21,500	30,000			30,000
	10,500,000	10,500	35,000	45,500	(144,175)		(98,675)
Shares subscribed and fully paid and issued, @$0.5							
April 6, 1999	85,000	85	42,415	42,500			42,500
Balance, June 30, 1998	10,585,000	10,585	77,415	88,000	(144,175)		(56,175)
Net loss for year ended June 30, 199					(478,497)		(478,497)
Compensation on stock option			120,000	120,000			120,000
Cumulative translation adjustment						(1,055)	(1,055)
Issued for cash, @$0.50							
April 6, 1999	20,000	20	9,980	10,000			10,000
Issued for cash, @$0.50							
April 6, 1999	100,000	100	49,900	50,000			50,000
Issued for private business(note 7), @$0.5							
April 2, 1999	400,000	400	199,600	200,000			200,000
Issued for cash(note 14), @$0.5							
April 15, 1999	1,600,000	1,600	798,400	800,000			800,000
Balance, June 30, 1999	12,705,000	12,705	1,255,295	1,268,000	(622,672)	(1,055)	644,273
Cumulative translation adjustment						543	543
Shares subscribed and fully paid, @$0.5							
January 4, 2000	450,000	450	224,550	225,000			225,000
Net loss for year ended June 30, 2000					(503,489)		(503,489)
Issued for exercise of option @ $0.50							
March 13, 2000	100,000	100	49,900	50,000			50,000
Compensation on stock options			30,000	30,000			30,000
Exercise of warrants @ $0.50							
May 9, 2000	50,000	50	24,950	25,000			25,000
Exercise of warrants @ $0.60							
June 16, 2000	66,667	67	39,933	40,000			40,000
Balance, June 30, 2000	13,371,667	13,372	1,624,628	1,638,000	(1,126,161)	(512)	511,327
Exercise of warrants @$0.60							
August 17, 2000	83,333	83	49,917	50,000			50,000
Exercise of warrants @$0.60							
Februay 9, 2001	250,000	250	149,750	150,000			150,000
Issued for services at an ascribed							
price of $0.47 per share on							
June 11, 2001	200,000	200	93,800	94,000			94,000
Issue for cash, @$0.75							
June 19, 2001	50,000	50	37,450	37,500			37,500
Issued as commitment shares at an ascribed							
price of $0.54 per share on							
June 25, 2001	640,000	640	344,960	345,600			345,600
Net loss for year ended June 30, 2001					(796,776)		(796,776)
Cumulative translation adjustment						592	592
Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
Cancellation of 175,000 shares on							
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative translation adjustment						194	194
Net income for period ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	$14,420	$2,218,430	$2,232,850	($2,058,214)	$274	$174,910
Issued for cash @ $0.30							
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30							
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30							
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscripted and paid for cash @$0.50							
November 6, 2002 (see Note 3(c))	250,000	250	124,750	125,000			125,000
Cumulative translation adjustment						1,126	1,126
Net loss for period ended March 31, 2003					(253,307)		(253,307)
Balance, March 31, 2003	15,480,000	$15,480	$2,585,370	$2,600,850	($2,311,521)	$1,400	$290,729

See Accompanying Notes and Independent Accountants' Review Repor

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003
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

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity, is as follows:

	Quarter Ended
	March 31,

	2003	2002

Beginning balance, September 30, 2002 & 2001	$1,400	$80
Changes during the period	--	194

Ending balance, December 31, 2002 & 2001	$1,400	$274

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003
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

Amortization of computer software costs of $325,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at March 31, 2003, and therefore no amortization of this cost has been charged to operations for the period ended March 31, 2003.

Note 3.	CAPITAL STOCK

	a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

	b)	Common shares issued and outstanding are as follows:

	Shares	$

Balance, June 30, 2002	14,420,000	$2,232,850
Issued for cash during period	950,000	335,000
Issued for loan payable during period	110,000	33,000

Balance, March 31, 2003	15,480,000	$2,600,850

Note 4.	RELATED PARTY TRANSACTIONS

	a)	Management fees payable - $55,000

(i)
Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. The unpaid portion of these management fees, as at March 31, 2003 is $30,000.

(ii)
Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Executive Officer, and Director of the Company. The unpaid portion of these management fees, as at March 31, 2003 is $25,000.

	b)	Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at March 31, 2003:

Chad D. Lee	5,500,000	common shares
Marlene C. Schluter	2,500,000	common shares

	8,000,000

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003
(In U.S. Dollars)
(Unaudited)

Note 4.	RELATED PARTY TRANSACTIONS (cont’d)

	c)	Loans to the Company unpaid as at March 31, 2003 are as follows:

	Netgain Management Solutions Inc.	$7,660
	Chad D. Lee	20,000
	Snowy Creek Resources Ltd.	6,452
	Marlene C. Schluter	10,000

		$44,112

Netgain Management Solutions Inc. is owned by Mr. Chad D. Lee, Chief Executive Officer, Director and a shareholder of the company; Snowy Creek Resources Ltd. is owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director and a shareholder of the company. These loans are non interest bearing, are unsecured, and have no specific terms of repayment, and are disclosed as current liabilities in these financial statements.

Note 5.	FIXED ASSETS - COMPUTER EQUIPMENT

	The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum. The cost and accumulated depreciation are as follows:

	March 31,

	2003	2002

Cost	$117,089	$116,654
Accumulated depreciation	(80,805)	(66,316)

Net balance	$36,284	$50,338

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS

	a)	Acquisition From Online Innovation

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003
(In U.S. Dollars)
(Unaudited)

Note 8.	COMPENSATION/STOCK OPTION/DEFERRED COMPENSATION ARRANGEMENT

a)
The Company has an Incentive Stock Plan was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been exercised relating to this plan up to March 31, 2003.

	b)	There are no liabilities for pension costs at March 31, 2003.

Note 9.	NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Note 10.	INCOME TAXES

The Company has losses carried forward to future years of $2,311,521. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

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

National Financial Communications Corp.

(a)
By agreement dated February 1, 2000, the company engaged National Financial Communications Corp., an arm’s length company, to render public relations and communication services for a period of one year commencing February 1, 2000 and terminating February 1, 2001, at $10,000 per month. The amount of $20,000 has been incurred to March 31, 2000. By mutual agreement the services were suspended in April 2000. As part of the agreement, National Financial Communications Corp. is granted options on February 1, 2000 to purchase shares of the company, exercisable, commencing February 1, 2000, and expired January 31, 2003. February 1, 2000 is the measurement date and the vesting date. There are five options for 50,000 shares each at prices of $2.00, $3.00, $4.00, $5.00, $7.00 per share, respectively.

(b)	The compensation of $30,000 was expensed in the year ended September 30, 2000. The options are nonforfeitable.

Option price of 50,000 shares at $2.00 per share	$100,000
Market price at date of issuance of option - 50,000 shares at $2.60	130,000

Compensation added to paid-in capital	$30,000

Deferred income tax – 35% of $30,000	$10,500

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003
(In U.S. Dollars)
(Unaudited)

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

The website was launched in July 2000, but the e-commerce component of the website, which includes the fee payment infrastructure, was not operational until September 3, 2002. Prior to September 3, 2002, therefore, memberships were offered free of charge. Registered members as of September 3, 2002 were given 30 days to decide whether to continue as members and pay membership fees. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. As of May 14, 2003, the website had 46,685 registered members. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company’s inability to secure adequate financing over the past fiscal year has limited its ability to spend money on marketing. The Company’s ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled “Cash Requirements” for a discussion of the Company’s attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

During the period covered by this report the Company added an additional section to its website. The section offers “Dear Abby” style editorial content, addressing dating questions or dilemmas. Within this section, paid users may have one on one dating or relationship type questions answered directly by the Company’s in-house relationship coach known on the site as “Bridgette”. Members can ask questions directly to Bridgette, who in turn sends the member her advice or reply. The reply is sent directly to the member’s personal mailbox hosted on the www.virtuallydating.com website.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until June 30, 2003. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company’s ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

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

On March 25, 2003, the Company received a loan of $10,000 (CDN) from Snowy Creek Resources, Ltd. This loan is unsecured and has no specific interest or repayment terms. Snowy Creek Resources is a private company for which Marlene C. Schluter acts as president and director. Ms. Schluter is also a director of the Company.

On March 13, 2003, the Company received a loan of $7,500 (CDN) from NetGain Management Solutions, Inc. This loan is unsecured and has no specific interest or repayment terms. NetGain Management Solutions, Inc. is a private company wholly owned by Chad Lee. Mr. Lee is a director of the Company.

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

Date: May 15, 2003	ONLINE INNOVATION, INC.
(Registrant)

By: /s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

By: /s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date: May 15, 2003

By:   /s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Online Innovation, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Chad D. Lee, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003

/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Online Innovation, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marlene C. Schluter, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 15, 2003

/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer