Form 10KSB
period 2003-06-30
ONLINE INNOVATION INC
filed 2003-09-26
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from ________ to _________

Commission File Number: 0-29285

ONLINE INNOVATION, INC.
(Name of Small Business Issuer in its charter)

Delaware	52-2058364
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
Incorporation or organization)

1118 Homer Street, #118, Vancouver, British Columbia V6B 6L5
(Address of principal executive offices)

(604) 669-7564
(Issuer’s telephone number)

_____________________________________________________________
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

Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

As of June 30, 2003, the registrant did not report any revenues.

As of September 24, 2003, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,144,500.00 based on the closing trade reported on the NASD Over the Counter Bulletin Board. Shares of common stock by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES ☐  NO ☐   N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 25, 2003 the registrant’s outstanding common stock consisted of 15,630,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

ONLINE INNOVATION, INC.

     FORM 10KSB TABLE OF CONTENTS

Part	Item(s)

I	1	Description of Business
	2	Description of Property
	3	Legal Proceedings
	4	Submission of Matters to a Vote of Security Holders
II	5	Market for Common Equity and Related Stockholder Matters
	6	Plan of Operation
	7	Financial Statements
	8	Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure
	8A	Controls and Procedures
III	9	Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section16(a) of the Exchange Act
	10	Executive Compensation
	11	Security Ownership of Certain Beneficial Owners
and Management
	12	Certain Relationships and Related Transactions
	13	Exhibits and Reports on Form 8-K
	14	Principal Accounting Fees and Services

Signatures
Certifications
Exhibits

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Business Development

Online Innovation, Inc. (the "Company") is a web asset development company. The Company has created a website that is designed to facilitate social interaction between single adults, with an emphasis on entertainment and matchmaking. The Company’s website enables site visitors to interact socially in a variety of contexts. The Company's flagship website located on the worldwide web at www.VirtuallyDating.com, provides real time communication, entertainment and matchmaking between single adults. The target market for VirtuallyDating is single North American men and women over the age of 18 that have exhausted the traditional ways of meeting new people.

During the period covered by this report, the Company completed the development of its website. The website was launched on September 3, 2002, although the Company has continued throughout the fiscal year to develop new content and functionality for the website and to upgrade existing content and functionality. In addition to ongoing website development, the Company focused its energies on securing equity financing to fund its ongoing operations and to fund planned marketing of the website.

The website was launched on September 3, 2002. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. This introductory offer was originally made for a 30 day period but has been extended by the Company for an indefinite period. The Company intends to continue the introductory offer until it has been able to carry out marketing activities to promote the website. After the introductory offer has been completed, memberships will be available for $10.95 per month, $29.95 for three months, $49.95 for 6 months and $79.95 for 1 year. As of September 15, 2003, the website had 49,131 registered members (including members on 10 day trials). In addition to generating revenue through the sale of memberships, the Company intends to generate revenue through banner advertising and the sale of merchandise through the website.

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

Business of the Company

Principal Products and Services

The Company's principal product/service is a website on the worldwide web (www.VirtuallyDating.com) which Internet users can utilize to engage in various forms of social interaction with other users. The focus is on entertainment and matchmaking for single adults. The website is multi-faceted and allows users to interact socially in a number of different forums, described in greater detail below. The main webpage, located at www.VirtuallyDating.com, provides links to the other pages that comprise the site. These pages contain the various interactive/entertainment functions and services offered by the Company. In order to utilize the website, visitors are required to become members. Once an individual becomes a member, he or she can access the various WebPages created by the Company to interact with other members.

The website offers several ways for members to interact, meet, and have fun through its many features, while always maintaining privacy and discretion. While the intention may be for members to find a love connection or friendship, the site’s primary focus is entertainment. The interactive entertainment features of the site may also lead to or enhance a friendship or romantic liaison.

The website was launched on September 3, 2002. Prior to full launch the website was available for use free of charge and had developed an established user base of approximately 39,000 members. Members who registered prior to full launch were given 30 days to determine whether to continue as members and pay to use the site. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. This introductory offer was originally made for a 30 day period but has been extended by the Company for an indefinite period. The Company intends to continue the introductory offer until it has been able to carry out marketing activities to promote the website. After the introductory offer has been completed, memberships will be available for $10.95 per month, $29.95 for three months, $49.95 for 6 months and $79.95 for 1 year.

The Company has incurred expenditures of approximately $510,000 over the past 3 fiscal years related to the design and development of the website. Approximately $325,000 was incurred in the fiscal year ended June 30, 2001, approximately $125,000 was incurred in the fiscal year ended June 30, 2002 and approximately $60,000 was incurred in the fiscal year ended June 30, 2003.

Member Profiles

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

Send a Gift

The Company hopes to eventually develop the website to allow users to combine online dating with online shopping. This would allow members, once they had found that special someone, to send a gift to that person. Gifts would range from greeting cards or "virtual" bouquets of flowers that are sent electronically, to merchandise which would be mailed to the recipient. Currently, animated greeting cards and virtual gifts are available to be sent within the website. Members are able to customize a message and then send it along with a virtual card or a virtual gift from their VirtuallyDating mailbox (10 animated cards to start with and future plans to increase the Gallery's inventory).

When merchandise becomes available, members will be able to view a select inventory of Private Collection gifts with the click of a mouse and purchase the gift directly, without having to leave the site. The Company’s initial plan is to keep the recipient mailing information so that privacy of the member's location will be maintained. The sender will never know the address of the recipient, and vice versa. All gifts in the Private Collection will be tasteful and in the spirit of romance so that intended recipients need not fear receiving something offensive in the mail.

The Company originally hoped to develop the website to permit the purchase and delivery of merchandise within the first year of launch of the e-commerce component of the site but has been unable to do so. The Company still intends to develop this aspect of its business but has been focusing on raising capital for use in marketing the website and developing other features. Currently, therefore, the Company does not foresee implementing merchandising infrastructure until funds for marketing have been made available and a larger member base has been established

Dear Bridgette

The website features a section which offers “Dear Abby” style editorial content, addressing dating questions or dilemmas. Within this section, paid users may have one on one dating or relationship type questions answered directly by the Company’s in-house relationship coach known on the site as “Bridgette”. Members can ask questions directly to Bridgette, who in turn sends the member her advice or reply. The reply is sent directly to the member’s personal mailbox hosted on the www.virtuallydating.com website.

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

The Company intends to target corporations whose business will enhance the general spirit of the website so that members will not feel that they are being blatantly advertised to. General floating banner spots will be made available to all prospective advertisers throughout the website's pages, but will not be available in the themed chat rooms. Banner advertisements in the themed chat rooms will be sold exclusively to corporations that sell products that are related to the theme of and will directly enhance the atmosphere in the chat room. For example, the Company intends to create a chat room with a "coffee house" theme. The Company intends to reserve banner advertisements in the "coffee house" chat room for corporations that sell coffee related products. Banner advertising on the website will be sold by the unit. A unit is 1,000 impressions. An impression is an occurrence of a banner advertisement on a webpage while that webpage is being viewed. Thus, a banner advertisement may appear for a few seconds or minutes while a person is viewing a webpage and then be replaced by another advertisement. Each time an advertisement appears is one impression.

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

Traditional Dating Agencies

The Company competes with traditional "offline" dating agencies that provide matchmaking services to single adults. These are typically local services which serve defined and limited geographic areas. These services typically charge clients a fee for their service and do not facilitate interaction beyond introducing their clients to one another. By virtue of delivering its services via the Internet, the Company can reach a market that is international in scope. Marketing efforts will initially focus primarily on Canada and the U.S., but the Company is in a position to deliver its services anywhere in the world. This represents a significant advantage for the Company relative to traditional local dating agencies. In addition, the Company offers a range of services and forums that facilitate interaction between single people prior to them actually meeting in person. This type of service has generally not been provided by traditional dating agencies. Finally, the Company's internet based service allows delivery of the service directly to an individual's home computer This allows members to interact socially from the comfort of their own home, until such time as they wish to interact with other members in a more direct fashion. The primary competitive disadvantage for the Company relative to "offline" dating services, is the Company's reliance on the Internet to deliver its services, which limits the Company's market to personal computer users with Internet access. Traditional dating services have no such market restriction. Nonetheless, for the reasons discussed above, the Company believes that its use of the Internet as a means of service/product delivery is also the Company's primary competitive advantage over traditional dating services. In addition, the Company expects the use of the Internet to increase dramatically in the coming years, significantly offsetting any advantage "offline" dating agencies may have in this regard.

Personal Ads

Single adults seeking companionship or romance often place personal advertisements in newspapers and other periodical publications. The Company thus competes with newspapers and other periodicals for a portion of the market share. Similar to “offline” dating agencies, periodicals are subject to geographic restrictions with respect to the market they can operate in. They can be costly and do not have an interactive component as the Company's Internet based service does. Without an interactive component, participants are forced to communicate directly, either via telephone or in person, perhaps more quickly than they would like. As discussed above, the Company's Internet based service allows members to interact from the comfort and security of their homes prior to arranging person to person contact with a prospective companion. Personal advertisements also have the advantage of being accessible to individuals without computers and Internet access. As discussed above, however, the Company believes that the use of the Internet will increase dramatically in the coming years, thereby offsetting a significant portion of the advantage of offline services in this regard.

Telepersonals

Telepersonal services enable users to record personal advertisements that can then be accessed by other individuals over the telephone. Fees are often based on time spent using the service. Telepersonal advertisements have some of the same drawbacks relative to the Company's Internet based service that the other services described above have. They do not facilitate any social interaction prior to a person to person or telephone meeting with a prospective companion. Telephone use is, however, much more widespread than Internet use, providing telepersonal matchmaking service providers with an advantage over the Company in terms of accessibility of the service. This competitive advantage will only be overcome if Internet use becomes as widespread as telephone use, making the Company’s products and services as accessible as those of telepersonal matchmaking services.

Online Dating Services

There are many other websites that provide services similar to those that are provided by the Company. The information below provides a summary of what the Company believes to be the most successful direct competition.

Match.com

Match.com was purchased in 1999 by Ticket Master for a reported $50 million. Match.com is considered a leading online matchmaking and dating service that targets single adults and provides them with a convenient and private environment for meeting other singles. Match.com and their networks claim that their service served approximately 857,000 paying subscribers and has attracted more than 18 million members.

MatchMaker.com

MatchMaker.com was purchased in August 2000 by Lycos for a reported $45 million (Lycos was subsequently purchased by Terra Networks SA and is now Terra Lycos). Matchmaker.com can be considered a leading online matchmaking and dating service that offers single adults a convenient and private environment for meeting other singles. Matchmaker.com claims that there are over 3 million members who regularly visit the site. MatchMaker.com derives the majority of its revenue from subscription fees and advertising sales.

MatchNet, PLC

MatchNet, PLC considers itself to be 1 of the 3 top online dating and romance companies worldwide. They report more than 7.0 million registered users throughout their network of online dating and romance websites. MatchNet, PLC’s network consists of a number of sites worldwide: AmericanSingles.com catering to the United States; MatchNet.de catering to Germany; MatchNet.co.uk catering to the United Kingdom; MatchNet.com.au catering to Australia, CollegeLuv.com targeting college age members, Glimpse.com targets the gay and lesbian community. MatchNet, PLC also owns and operates Jdate.com targeting the Jewish online dating population. MatchNet, PLC derives the majority of its revenue from subscription fees and advertising sales generated across its network of sites.

General

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

Assessment of Competition

The Company's primary competition comes from other online dating services. The Company's management is of the view that online matchmaking/dating services are superior to services provided by offline competitors and that the major barrier to their success relative to offline competitors is that internet use, despite having expanded rapidly in recent years, is still not universally available in the Company’s target market. Management is of the view that once Internet access becomes more widespread, online matchmaking services should displace offline competition. The interactive component of the online service, particularly the potential to foster extensive interaction prior to person to person meetings, should make use of online services more appealing than offline services to single adults seeking companionship. There is no guarantee, however, that access to and use of the Internet will increase. Even if access to and use of the Internet do increase, there is no guarantee that online services will displace offline competitors or that the Company will capture a substantial portion of the online market.

The Company's website is currently functional, but as discussed above, it was only recently fully launched and membership recruitment is at a very early stage. Established competitors therefore have an advantage over the Company in that they have already captured a share of the market and thus have an established market presence. Achieving critical mass with respect to market share is critical for a business of the nature of the Company's. The Company's service will only be useful to consumers once a certain level of membership is attained. Competitors who already have an established market share are, therefore, in a better competitive position than the Company. The Company hopes to offset any such competitive advantages by offering products and services that are superior in quality and more appealing than those of their competitors and by launching an effective marketing campaign. There is no guarantee, however, that the Company will be able to accomplish this. Given the Company’s current financial resources it will be difficult for the Company to compete effectively with established online competitors. Management hopes, however, that the quality of the Company’s products and services will enable it to compete with more established competitors over the long term.

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

Intellectual Property Rights

The Company relies on copyrights, trademarks, trade secret laws and contractual restrictions to establish and protect its proprietary rights in its services and products. The Company does not at this time have any patented technology that would prevent competitors from entering into its market. In addition, the Company has not registered any of its copyrighted software or trademarks. There can, therefore, be no assurance that the Company will be able to protect its proprietary rights from use by its competitors. The Company's management believes, however, that the steps taken by the Company to protect its intellectual property are consistent with industry standards for online businesses. The Company protects proprietary software primarily by maintaining secrecy with respect to source codes and other information pertaining to the Company’s software. Consultants conducting development work on the Company’s technology are bound by confidentiality clauses that restrict dissemination of proprietary technical information related to the Company’s products. The Company also relies on third party software licenses in the conduct of its business.

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

The Company also retains the services of a consultant to provide investor relations and administrative services to the Company. The consultant is paid $2,500 (CDN) per month for these services, which include administration and data mangement related to the Company’s shareholders, liason with shareholders, coordinating dissemination of Company news and information to the public and to shareholders and overseeing shareholder relations and communications.

Risk Factors

Prospective investors should consider carefully the following risk factors, in addition to the other information contained in this Report concerning the Registrant and its business, before making any investment in the Registrant's securities.

Potential for Failure of the Company’s Business

The Company may not be successful in its effort to further its business. Even if the Company was to successfully meet the goals it has set for itself the aforesaid goals may not be achieved within the respective time frames set for them herein. The limited extent of the Company's assets and the Company's stage of development as well as the Company's limited operating history make it subject to the risks associated with start-up companies. For example, the Company, like many start-up companies, does not have significant revenues and may experience cash flow difficulties. It may, therefore, be required to rely on equity or bank financing to meet any cash needs in the short term. Such financing may not be available. In addition, the Company does not have an established presence in its target market and its name is not well known to consumers in that market. There is no guarantee that the Company will ever establish a significant presence in its target market. Earning revenue depends on successful development of products and services. The Company may require additional financing to fully develop its products and services and, as discussed above, such financing may not be available when required. Any or all of these factors may cause the Company’s business to fail.

Ability to Retain Qualified Management Personnel

The Company's present management structure, although adequate for the early stage of its operations, will likely have to be significantly augmented as operations commence and expand. The ability of the Company to recruit and retain capable and effective individuals is unknown. The loss of the services of its current officers, or the inability of the Company to attract, motivate and retain highly qualified executive personnel in the future could result in failure of or cause serious disruption to the Company’s business.

Competition in the Online and Offline Matchmaking Service Market

The Company intends to enter into the internet/e-commerce market, which is relatively new and is, therefore, difficult to predict in terms of the level of demand for the Company's products and services. In addition, this market is or likely will be, subject to intense competition from both private and public businesses nationally and/or around the world, many of who have greater financial and technical resources than the Company. The Company competes with more established competitors in the Internet matchmaking and e-commerce businesses and may have difficulty establishing a significant market presence. In addition, the Company competes with the more established offline matchmaking/dating services industry. Competition from these sources as well as any other future competition may be insurmountable for the Company. If the Company is unable to compete in this marketplace, its business may fail. Refer to the section entitled “Competition” herein.

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

Absence of Operating History

The Company was incorporated on May 7, 1997. As discussed above, however, the Company was previously a mineral exploration company and it has not had an extensive operating history in the internet/e-commerce business. Most of its efforts to date have been focused on the development of its website. The Company has no revenues from operations and has yet to produce a profit. Failure to achieve projected rates of market penetration could significantly affect the Company's pattern of revenues and expense, and accordingly future cash flow. Therefore, the Company's stockholders should be prepared to bear the economic risk of losing their entire investment.

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

Ability To Raise Additional Capital

The Company may not be able to raise additional funds for expansion and/or growth. If such funds are not available the Company’s business may fail and investors may lose their entire investment. Additional financing may come in the form of securities offerings or from bank financing. If additional shares are issued to raise capital, existing shareholders will suffer a dilution of their stock ownership in the Company. In the event the Company has not achieved certain milestones, or consummated further financings, the Company will have severe cash flow and liquidity problems and may cease at that point to be a viable commercial entity. Refer to the section entitled “Plan of Operation – Cash Requirements” for a discussion of the Company’s finances.

Potential Conflicts Of Interest

There are various interrelationships between the officers and directors of the Company that may create conflicts of interest that may be detrimental to the Company. The Company’s directors and officers will deal with any such conflicts of interest, should they arise, in accordance with applicable corporate law principles.

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

Lack of Market Acceptance of the Internet as a Means of Conducting Commercial Transactions

In management’s view, use of the Internet by consumers, despite having expanded rapidly in recent years, is still at an early stage of development. Market acceptance of the Internet as a commercial medium is, therefore, subject to a high level of uncertainty. The Company expects to experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to:

  market acceptance of the Internet as a commercial medium for consumers;
  the Company's ability to create and deliver internet content in order to attract users to its websites to purchase its product and/or services, and to attract advertisers to its websites;
  the ability of the Company to produce content which will be attractive to a sufficient number of users to generate significant revenues;
  intense competition from other providers of related content over the Internet;
  delays or errors in the Company's ability to effect electronic commerce transactions;
  the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner;
  technical difficulties, and/or system downtime ;
  the Company's ability to attract customers at a steady rate and maintain customer satisfaction;
  seasonality of the industry;
  seasonality of advertising sales;
  Company promotions and sales programs;
  the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances;
  the level of returns experienced by the Company; and
  general economic conditions and economic conditions specific to the Internet, on-line commerce industry.

Dependence on Telecommunication Infrastructure

The Company's services are dependent on the use of the Internet and telephone connections. Any interruptions, delays or capacity problems experienced on the Internet or with the telephone connection could adversely affect the ability of the Company to provide its services. The telecommunications industry is subject to regulatory control. Amendments to current regulations could disrupt or adversely affect the profitability of the Company's business. The Company's business is highly dependent on its computer and telecommunications systems for the operation and quality of its services. The temporary or permanent loss of all or a portion of either system, or significant replacement delays, for whatever reason, could cause disruption of the Company’s business activities and result in loss of revenues.

ITEM 2: DESCRIPTION OF PROPERTY

Office Space

Pursuant to a Lease Agreement between the Company and S&W 97 Enterprises Ltd. dated effective November 1, 2001, the Company pays a total of $1,600 (Canadian) per month plus G.S.T. for office space. The lease was initially for a one-year term with an option to renew for an additional year. The Company exercised its option to renew the lease at the end of the first year of the term. The current lease expires on November 1, 2003. The Company rents a total of 826 feet of office space pursuant to the lease agreement.

Computer Equipment

The Company owns the following computer equipment:

  Compaq Proliant 1600R Pentium 3 - 500 Megahertz Servers (3)
  Sun Microsystems E450 Server (1)
  Sun Microsystems Netra T-1 Server (3)
  Campus Pentium Celeron 366MMX Processors (3)
  Campus Pentium 3- 500 Megahertz Processor (1)
  HP 8200CD Writer (1)
  17" Hansol Flat Screen SVGA Color Monitors(1)
  17" Samsung Flat Screen SVGA Color Monitor(2)
  Sun Microsystems Ultra 5 Server (1)
  APC AP9004 Back Up Power Supply (1)
  Seagate 8Gb Travan Tape Back Up (1)
  Xerox DocuPrint Color Printer
  17" Flat Screen SVGA Color Monitors (2)
  Hewlett Packard Scanjet 4200C Printer (1)
  60 Watt Power Amplified Speakers (2)
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

The Company’s shares are also listed to trade on the Third Market Segment (the Regulated Unofficial Market) of the Frankfurt Stock Exchange under the symbol ONN.

High and Low Bid Information

The common shares of the Company began trading on February 24, 1998 under the ticker symbol SLOG on the OTCBB. Between April 6, 2000 and October 23, 2000, the Company’s shares were not eligible for quotation on the OTCBB and were quoted only on the NQSB Pink Sheet Quotation System. Since October 23, 2000, the Company’s shares have been quoted on the OTCBB. The Company’s shares are also listed to trade on the Third Market Segment (the Regulated Unofficial Market) of the Frankfurt Stock Exchange under the symbol ONN. The following table sets out high and low sale prices for the Company's common shares for each quarter within the last two fiscal years.

Quarter Ended	High	Low
June 30, 2001	0.60	0.30
September 30, 2001	0.45	0.27
December 31, 2001	0.39	0.23
March 31, 2002	0.70	0.35
June 30, 2002	0.47	0.38
September 30,2002	0.66	0.38
Quarter Ended	High	Low
December 31, 2002	0.75	0.41
March 31, 2003	0.80	0.40
June 30, 2003	0.60	0.08

Quote data is obtained from Canada Stockwatch. Quotations posted on the OTCBB and the NQSB Pink Sheet quotation system reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As at September 25, 2003, there were approximately 54 stockholders of record holding 15,630,000 common shares of the Company.

Dividends

The Company has not declared any cash dividends on its common shares for the last 2 fiscal years or any subsequent interim period. The Company does not intend to pay cash dividends in the foreseeable future.

Securities Offered For Issuance Under Equity Compensation Plans

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	Nil	N/A	1,500,000
Equity Compensation Plans Not Approved by Security Holders	Nil	N/A	Nil
Total:	Nil	N/A	1,500,000

At its annual meeting of stockholders held on December 4, 2000, a 2000 Incentive Stock Option Plan (the “Plan”) was approved by the Company’s stockholders. Pursuant to a directors’ resolution dated October 20, 2000, the Plan was adopted by the Company’s directors subject only to receipt of stockholder approval. The plan authorizes the granting of options to purchase up to 1,500,000 of the Company’s common shares. Pursuant to the Plan, options may be granted to directors, officers, employees, consultants and other service providers. The aggregate fair market value of options that may be held by any one optionee at any given time may not exceed $100,000. The exercise price of an option granted must be at least equal to the fair market value of a share of common stock of the Company on the date the option is granted. No options have yet been granted pursuant to the Plan, to directors or officers of the Company or to any other entities.

Recent Sales of Unregistered Securities

Other than as disclosed herein, no equity securities were sold by the Company during the quarter ended June 30, 2003. Details with respect to equity securities sold by the Company in the three preceding quarters of the fiscal year ended June 30, 2003 are set out in the Company’s quarterly reports on Form 10QSB for those periods. The Company’s quarterly reports were filed via EDGAR and are available online.

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

The website was launched in July 2000, but the e-commerce component of the website, which includes the fee payment infrastructure, was not operational until September 3, 2002. Prior to September 3, 2002, therefore, memberships were offered free of charge. Registered members as of September 3, 2002 were given 30 days to decide whether to continue as members and pay membership fees. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. As of September 15, 2003, the website had 49,131 registered members. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company’s inability to secure adequate financing over the past fiscal year has limited its ability to spend money on marketing. The Company’s ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled “Cash Requirements” for a discussion of the Company’s attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

Current Marketing Efforts

On August 1, 2002, the Company entered into an agreement with Fortune Capital Management (USA) Inc. (“Fortune”), pursuant to which Fortune has agreed to provide sales and marketing services to the Company. Under the terms of the agreement, Fortune is to provide marketing concepts for the VirtuallyDating website, explore strategic partnerships for the website and provide conceptual design for marketing materials to advertise the website. The Company pays $2,500 per month to Fortune and reimburses Fortune for expenses incurred in carrying out its duties under the agreement. The Agreement was originally for a term of 12 months but is being continued on a month to month basis by mutual agreement between the parties.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until October 31, 2003. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company’s ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

On June 25, 2001, as disclosed in the Company’s Form 8K dated July 6, 2001, the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with Fusion Capital Fund II, LLC, a Chicago based institutional investor. Pursuant to the Stock Purchase Agreement, and subject to certain terms and conditions, Fusion agreed to purchase $6,000,000 of the Company's common stock. Under the terms of the agreement, the Company was not able to commence sales of its common stock to Fusion and Fusion was not obligated to make any purchases of the Company's common stock unless the Company filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission prior to June 25, 2002. The Company did not file a registration statement respecting the Stock Purchase Agreement prior to the agreed deadline because of market conditions and on June 5, 2003 Fusion terminated the Stock Purchase Agreement.

On July 4, 2003, the Company negotiated two separate loans in the amount of $20,000. Both of the loans are due and payable on January 4, 2004 and are secured by convertible promissory notes. The loans bear interest at a rate of 10% per annum. The promissory notes are convertible at the option of the noteholders at any time after January 4, 2004 into shares of common stock of the Company at a conversion price of $0.10 per share. The conversion rights may be exercised at any time after January 4, 2004, but must be exercised prior to payment in full of the principal amount of the loan and any accrued interest. The Company has the right to prepay the loans at any time upon 15 days written notice to the noteholders.

The Company intends to use available finances to fund ongoing operations. Funds will be utilized for general and administrative expenses, website maintenance and development and marketing.

ITEM 7: FINANCIAL STATEMENTS

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no changes in or disagreements with accountants on accounting and financial disclosure of the type referred to in Item 304 of Regulation S-K.

ITEM 8A: CONTROLS AND PROCEDURES

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

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth, as of the date of this registration statement, the name, age, and position of the officers and directors of the Company and the date of appointment of such officer or director:

Name	Age	Position (1)
Chad D. Lee (2)	35	Director, President and CEO
Marlene Schluter (3)	40	Director, Secretary and Treasurer
Harvey H. Cohen (4)	77	Director and Vice President

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

Chad D. Lee

Mr. Lee, the founder of what is now Online Innovation, Inc., is a graduate of the University of British Columbia where he focused his studies on the field of Urban Land Economics. He has used his skills in strategic management, financial analysis and planning, contract negotiation, and business planning to develop new companies and to assist established companies with operations. Mr. Lee is also the Principal of Netgain Management Solutions Inc. where he has developed and implemented multi-media marketing strategies for several publicly traded companies. Mr. Lee brings to the Company expertise in strategic management, demonstrating strong leadership in visioning, corporate strategy development and deployment with a clear focus on achieving results. Utilizing his expertise in strategic visioning, he has diversified the company's focus to the communications and hi-tech Internet sectors with the acquisition and further development of the Company's technology assets.

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

Code Of Ethics

The Company has not adopted a formal written code of ethics applicable to its principal executive officer and principal financial officer. As noted under item 8A above, the Company is managed exclusively by its principal executive officer and principal financial officer, both of whom are directors of the Company. The Company does not have management or employees which are separate from these 2 individuals. All work related to the Company is performed by a small number of consultants who are under the direct supervision of the principal executive officer and principal financial officer. All of the Company’s finances are controlled by the principal executive officer and principal financial officer and all decisions related to the Company’s affairs are made by these 2 individuals. Since they also comprise a majority on the board of directors of the Company, are directly accountable to the Company’s shareholders and are subject to the all of the legal duties, obligations and liabilities applicable to directors of public companies, management is of the view that the adoption of a written code of ethics is not necessary.

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

ITEM 10: EXECUTIVE COMPENSATION

The following table provides a summary of the compensation paid to the Company's Chief Executive Officer for the last three fiscal years. No officers of the Company received in excess of $100,000 in annual salary and bonus. The Company’s Chief Executive Officer has received no compensation other than salary.

Summary Compensation Table

Name and Principal Position	Year Ended	Annual Compensation
Salary
Chad Lee , President & Director	June 30, 2003 June 30, 2002 June 30, 2001	$30,000 (1) $30,000 (1) $30,000 (1)

(1)	The cash compensation shown was paid to Mr. Lee pursuant to management agreements between the Company and a company wholly owned by Mr. Lee.

As of the date of this report, the Company has not paid any bonuses or granted any stock awards, options or stock appreciation rights to any officer, director or employee. The Company has no arrangements for the compensation of directors and officers for their services as directors and officers.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's issued and outstanding common stock as of September 25, 2003 by i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company’s common stock; (ii) named directors and executive officers; and (iii) all directors and executive officers of the Company as a group:

Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class (1)
Chad D. Lee (President, Chief Executive Officer and Director) 61-12411 Jack Bell Drive Richmond, British Columbia Canada	5,500,000 (2)	35.2%
Marlene C. Schluter (Secretary, Treasurer and Director) 2233 Lillooet Street Vancouver, British Columbia Canada	2,500,000 (2)	16.0%
Harvey H. Cohen (Vice President and Director) 8278 Tugboat Place Vancouver, British Columbia Canada	0 (2)	0.0%
Directors and Officers as a Group (3 persons)	8,000,000	51.2%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2)	The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

At its annual meeting of stockholders held on December 4, 2000, a 2000 Incentive Stock Option Plan (the “Plan”) was approved by the Company’s stockholders. Pursuant to a directors’ resolution dated October 20, 2000, the Plan was adopted by the Company’s directors subject only to receipt of stockholder approval. The plan authorizes the granting of options to purchase up to 1,500,000 of the Company’s common shares. Pursuant to the Plan, options may be granted to directors, officers, employees, consultants and other service providers. The aggregate fair market value of options that may be held by any one optionee at any given time may not exceed $100,000. The exercise price of an option granted must be at least equal to the fair market value of a share of common stock of the Company on the date the option is granted. No options have yet been granted pursuant to the Plan, to directors or officers of the Company or to any other entities.

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

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
3(i)[4]	Certificate of Incorporation dated May 7, 1997; Certificate of Amendment dated October 16, 1997; and Certificate of Amendment dated April 8, 1999.
3(ii).1[4]	Bylaws of Micro Millennium, Inc.
3(ii).2[4]	Resolution of the board of directors approving amendment to theBy-Laws of Micro Millenium, Inc.
10.1	Termination Notice dated June 5, 2003 respecting the Loan Agreement between the Company and Fusion Capital Fund II, LLCdated April 30, 2002
10.2	Convertible Promissory Note dated July 4, 2003 in favor of Fortune Capital Management (USA) Inc.
10.3	Convertible Promissory Note dated July 4, 2003 in favor of Ross Kraemer
10.4[1]	Loan Agreement between the Company and Fusion Capital Fund II, LLC dated April 30, 2002
10.5[1]	Consulting Agreement between the Company and Damon Hoy dated June 15, 2002
10.6[1]	Convertible Promissory Note dated January 10, 2002 in favor of Richard L. Coglon
10.7[1]	Convertible Bridge Financing Note dated November 7, 2001 in favor of CK Dragon Trust
10.8[1]	Convertible Bridge Financing Note dated August 29, 2001 in favor of Progressive Contracting Ltd.
10.9[1]	2000 Incentive Stock Option Plan
10.10[3]	Common Stock Purchase Agreement between Fusion Capital Fund II, LLC and the Company dated June 25, 2001.

10.11[2]	Promotion Agreement between Action Stocks, Inc. and the Company dated June 11, 2001.

10.12[4]	Consulting Agreement between National Financial Communications Corp. and the Company dated February 1, 2000.

10.13[4]	Custom Affiliate Agreement between KnowledgeWeb, Inc. and the Company, dated November 8, 1999.

10.14[4]	Lease Agreement between 570679 B.C. Ltd. as Lessor and the Company as Lessee, dated November 1, 1999.

10.15[4]	Agreement between Netgain Management Solutions Inc. and the Company, dated November 1, 1999, for management and administrative services provided by Netgain Management Solutions Inc.

10.16[4]	Agreement between 535424 B.C. Ltd., the Company, dated April 1, 1999, for professional media buying/marketing services provided by 535424 B.C. Ltd.

10.17[4]	Agreement between Stratford Internet Technologies, Inc. and the Company dated July 30, 1999, for services related to the development, design and maintenance of the Company’s internet based products and services.

10.18[4]	Purchase Agreement between Sinaloa Gold Corp. and Online Innovation, dated April 2, 1999.

10.19[4]	Option Agreement between Fordee Management Company and the Company, dated February 2, 1999.

10.20[4]	Agreement between MCS Management Ltd. and the Company, dated November 1, 1998, for management and administrative services provided by MCS Management Ltd.

10.21[4]	Agreement in Principle between Minera Fuerte Mayo and CL Communications Group, dated September 30, 1997.

10.22[4]	Assignment Agreement between Sinaloa Gold Corp. and CL Communications Group, dated September 30, 1997.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

[1]	Incorporated by reference from the Company’s Form 10KSB filed with the Commission on September 27, 2002.

[2]	Incorporated by reference from the Company’s Form 10KSB filed with the Commission on September 28, 2001.

[3]	Incorporated by reference from the Company’s Form 8-K filed on July 10, 2001, as amended.

[4]	Incorporated by reference from the Registration Statement on Form 10SB of the Company filed with the Commission on February 1, 2000 as amended.

(b) Reports on Form 8K

No reports on Form 8-K were filed during the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moen & Company, Chartered Accountants (“Moen & Company”), are the Company's independent auditors and examined the financial statements of the Company for the fiscal years ending June 30, 2003 and June 30, 2002. Moen & Company performed the services listed below and was paid the fees listed below for the fiscal years ended June 30, 2003 and June 30, 2002.

Audit Fees

Moen & Company was paid aggregate fees of approximately $11,000 for the fiscal year ended June 30, 2002 and approximately $11,000 for the fiscal year ended June 30, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Moen & Company was not paid additional fees for either of the fiscal years ended June 30, 2002 or June 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Moen & Company was not paid any fees for the fiscal year ended June 30, 2002 or for the fiscal year ended June 30, 2003 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Moen & Company was not paid any other fees for professional services during the fiscal years ended June 30, 2002 and June 30, 2003.

Audit Committee Policies and Procedures

The audit and review services provided to the Company by Moen & Company in the fiscal years ended June 30, 2003 and June 30, 2002 were pre-approved by the Company's audit committee. Prior to engaging Moen & Company to perform audit and review services, the Company's audit committee reviews the service to be provided and the fee to be paid by the Company for such service and assesses the impact of the service on the auditor's independence.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 26, 2003	ONLINE INNOVATION, INC.
(Registrant)

	By:	//s// Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

	By:	//s// Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: //s// Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date: September 26, 2003

By: //s// Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date: September 26, 2003