Form 10KSB/A
period 2003-06-30
ONLINE INNOVATION INC
filed 2003-09-30
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Ammendment #1

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

The Company has incurred expenditures of approximately $515,000 over the past 3 fiscal years related to the design and development of the website. Approximately $325,000 was incurred in the fiscal year ended June 30, 2001, approximately $125,000 was incurred in the fiscal year ended June 30, 2002 and approximately $65,000 was incurred in the fiscal year ended June 30, 2003.

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

ITEM 7: FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

BALANCE SHEET

STATEMENT OF INCOME

STATEMENT OF CASH FLOWS

STATEMENT OF RETAINED EARNINGS

STATEMENT OF STOCKHOLDER'S EQUITY

NOTES TO FINANCIAL STATEMENTS

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

Securities Commission Building
PO Box 10129	Telephone:	(604) 662-8899
Suite 1400 – 701 West Georgia Street	Fax:	(604) 662-8809
Vancouver, British Columbia	Email:	moenandcompany@attcanada.net
Canada V7Y 1C6

INDEPENDENT AUDITORS’ REPORT

To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have audited the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of June 30, 2003, and June 30, 2002, and the related Statements of Income, Retained Earnings, Cash Flows, and Changes in Stockholders’ Equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

“Moen and Company”
(“Signed”)
Chartered Accountants
Vancouver, British Columbia, Canada
September 29, 2003

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Balance Sheet June 30, 2003
(In U.S. Dollars)
(With Comparative Figures at June 30, 2002)

	June 30,
	2003	2002
ASSETS
Current Assets
Cash	$9,806	$12,972
Prepaid expense	--	2,209
	9,806	15,181
Deferred tax asset (Note 12(b) and 13(c))	52,500	52,500
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5	32,815	46,256
Computer software development (Note 6(b))
Application development stage costs	325,000	325,000

	$420,121	$438,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$39,989	$46,527
Management fees payable (Note 4(a)	55,000	52,500
Due to related parties (Notes 4(c)	44,112	30,000
Loans payable	--	85,000
Advance from Fusion Capital Fund II. L.L.C	--	50,000
	139,101	264,027
Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 15,630,000 common shares (including a subscription for 250,000 shares
(2002 - 14,420,000 common shares)	15,630	14,420
Paid in capital in excess of par value of stoc	2,645,220	2,218,430
Deficit accumulated during development stage (note 1	(2,381,230)	(2,058,214)
Cumulative translation adjustment (Note 2(b)	1,400	274
	281,020	174,910
	$420,121	$438,937

Approved on Behalf of the Board

"Chad D. Lee"                 ,    Chief Executive Officer and Director

"Marlene C. Schluter"    ,    Chief Financial Officer and Director

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Income
(In U.S. Dollars)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Year Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2003	2003	2002	2003	2002
Administration Costs
Compensation on stock option	$150,000	$--	$--	$--	$--
Funding agreement commitment costs	345,600	--	--	--	--
Depreciation	84,274	13,876	17,332	3,469	4,082
Filing and transfer agent fees	25,757	5,413	2,679	749	593
Financing costs	22,550	--	--	--	--
Interest on loans	4,851	4,851	--	--	--
Management and consulting fees	647,519	139,726	79,207	31,261	17,548
Office expenses, net	181,219	29,422	26,680	7,541	5,306
Option payment, mineral properties	30,000
Professional fees	228,462	19,279	26,890	9,244	7,836
Promotion, investor relations,
and investor communications	87,125	2,521	327	--	100
Computer technology and
software development-preliminary
development stage costs	354,089	64,418	(41,084)	9,282	2,727
Website marketing/Banner
advertising costs	232,358	35,614	12,148	8,163	4,366
Travel expenses	39,926	7,896	11,098	--	(4,358)
	2,433,730	323,016	135,277	69,709	38,200
Deferred income taxes	(52,500)	--	--	--	--

Net profit (loss) for the period	$(2,381,230)	$(323,016)	$(135,277)	$(69,709)	$(38,200)

Net loss per share (Note 9)
Basic		$(0.02)	$(0.01)	$(0.00)	$(0.00)
Diluted		$(0.02)	$(0.01)	$(0.00)	$(0.00)

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Cash Flows
(In U.S. Dollars)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Year Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2003	2003	2002	2003	2002
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(2,381,230)	$(323,016)	$(135,277)	$(69,709)	$(38,200)
Items not requiring use of cash
Shares issued for funding agreement
commitment costs	345,600	--	--	--	--
Shares issued for services and
loans payable	14,750	3,000	--	--	--
Shares cancelled	--	--	(82,250)	--	--
Depreciation	84,274	13,876	17,332	3,469	4,082
Cumulative translation adjustmen	1,400	1,126	194	--	--
Changes in non-cash working capital item
Deferred income tax	(52,500)	--	--	--	--
Prepaid expense	--	2,209	(2,209)	--	--
Accounts payable	39,989	(6,538)	69,804	7,952	4,046
Management fees payable	55,000	2,500	--	--	--
Agreement payable	--	--	(75,000)	--	--
	(1,892,717)	(306,843)	(207,406)	(58,288)	(30,072)
Investing Activities
Computer software developmen
Application development stage cost	(325,000)	--	75,000	--	--
Fixed assets purchased	(117,089)	(435)	(2,460)	--	--
	(442,089)	(435)	72,540	--	--
Financing Activities
Capital stock subscribed	2,300,500	395,000	--	60,000	--
Loan payable (repayment	--	(55,000)	85,000	--	(15,000)
Loan from Fusion Capital (repayment	--	(50,000)	50,000	--	50,000
Due to related parties	44,112	14,112	--	--	--
	2,344,612	304,112	135,000	60,000	35,000
Cash increase (decrease)
during the period	9,806	(3,166)	134	1,712	4,928
Cash, Beginning of period	--	12,972	12,838	8,094	8,044

Cash, End of period	$9,806	$9,806	$12,972	$9,806	$12,972

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC.
 (A Delaware Corporation)
(A Development Stage Company)
Statement of Retained Earnings
(Deficit)
(In U.S. Dollars)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Year Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2003	2003	2002	2003	2002

Balance (deficit), beginning
of period	$--	$(2,058,214)	$(1,922,937)	$(2,311,521)	$(2,020,014)

Net profit (loss) for the period	(2,381,230)	(323,016)	(135,277)	(69,709)	(38,200)

Balance (deficit), end of period	$(2,381,230)	$(2,381,230)	$(2,058,214)	$(2,381,230)	$(2,058,214)

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to June 30, 2003
(In U.S. Dollars)

	Number of		Additional	Total	Retained		Total
	Common	par	Paid-in	Capital	Earnings	Cumulative	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Translation	Equity

Net loss for eleven month
period ended June 30, 1998					$(144,175)		$(144,175)
Issued for cash, @$0.01
October 23, 1997	1,500,000	$1,500	$13,500	$15,000			15,000
Issued for cash, @$0.001
May 8, 1997	500,000	500		500			500
Issued for assignment of option on
mineral properties, @$0.0035
September 30, 1997	8,500,000	8,500	21,500	30,000			30,000
	10,500,000	10,500	35,000	45,500	(144,175)		(98,675)
Shares subscribed and fully
paid and issued, @$0.50
April 6, 1999	85,000	85	42,415	42,500			42,500
Balance, June 30, 1998	10,585,000	10,585	77,415	88,000	(144,175)		(56,175)
Net loss for year ended June 30, 1999					(478,497)		(478,497)
Compensation on stock option			120,000	120,000			120,000
Cumulative translation adjustment						(1,055)	(1,055)
Issued for cash, @$0.50
April 6, 1999	20,000	20	9,980	10,000			10,000
Issued for cash, @$0.50
April 6, 1999	100,000	100	49,900	50,000			50,000
Issued for private business, @$0.5
April 2, 1999	400,000	400	199,600	200,000			200,000
Issued for cash, @$0.50
April 15, 1999	1,600,000	1,600	798,400	800,000			800,000
Balance, June 30, 1999	12,705,000	12,705	1,255,295	1,268,000	(622,672)	(1,055)	644,273
Cumulative translation adjustment						543	543
Shares subscribed and
fully paid, @$0.50
January 4, 2000	450,000	450	224,550	225,000			225,000
Net loss for year ended
June 30, 2000					(503,489)		(503,489)
Issued for exercise of option
@ $0.50, March 13, 2000	100,000	100	49,900	50,000			50,000
Compensation on stock options			30,000	30,000			30,000
Exercise of warrants @ $0.50
May 9, 2000	50,000	50	24,950	25,000			25,000
Exercise of warrants @ $0.60
June 16, 2000	66,667	67	39,933	40,000			40,000
Balance, June 30, 2000	13,371,667	13,372	1,624,628	1,638,000	(1,126,161)	(512)	511,327
(Carried forward to next page)

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to June 30, 2003
(In U.S. Dollars)

	Number of		Additional	Total	Retained		Total
	Common	par	Paid-in	Capital	Earnings	Cumulative	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Translation	Equity

Balance, June 30, 2000	13,371,667	13,372	1,624,628	1,638,000	(1,126,161)	(512)	511,327
Exercise of warrants @$0.60
August 17, 2000	83,333	83	49,917	50,000			50,000
Exercise of warrants @$0.60
Februay 9, 2001	250,000	250	149,750	150,000			150,000
Issued for services at an ascribed
price of $0.47 per share on
June 11, 2001	200,000	200	93,800	94,000			94,000
Issue for cash, @$0.75
June 19, 2001	50,000	50	37,450	37,500			37,500
Issued as commitment
shares at an ascribed
price of $0.54 per share on
June 25, 2001	640,000	640	344,960	345,600			345,600
Net loss for year ended June 30, 2001					(796,776)		(796,776)
Cumulative translation adjustment						592	592
Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative translation adjustment						194	194
Net loss for period ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	$14,420	$2,218,430	$2,232,850	($2,058,214)	$274	$174,910
Issued for cash @$0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @$0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @$0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @$0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @$0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative translation adjustment						1,126	1,126
Net loss for period ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	$15,630	$2,645,220	$2,660,850	($2,381,230)	1,400	$281,020

See Accompanying Notes and Independent Auditors' Repor

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003
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

b)

Translation of Foreign Currency

Both the functional currency and the reporting currency of the Company are the United States Dollar.

The assets, liabilities, and operations of the Company are expressed in the United States Dollar, in conformity with US GAAP.

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

	b)	Translation of Foreign Currency (cont’d)

An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity, is as follows:

		Year Ended
		June 30,
		2003	2002
	Beginning balance, June 30, 2002 & 2001	$1,400	$80
	Changes during the period	--	194
	Ending balance, June 30, 2003 & 2002	$1,400	$274

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

Amortization of computer software costs of $325,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at June 30, 2003, and therefore no amortization of this cost has been charged to operations for the year ended June 30, 2003.

d)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgment are made include, but are not limited to: revenue recognition, price protection and rebate reserves, and marketing program accruals. Actual results could differ materially from these estimates.

e)	Cash Cash is represented by funds on deposit with the Company’s bankers and is unrestricted as to use.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

j)

Recent Accounting Pronouncements

In August of 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 for the current fiscal year. SFAS 143 does not have a material effect on the Company’s results of operations, financial position or liquidity.

In November of 2002, the EITF reached a consensus on Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This issue addresses certain aspects of accounting for arrangement whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. Hoever, the Company plans on adopting EITF 00-21 on May 1, 2003. The Company believes that the effect of EITF 00-21 on the Company’s results of operations, financial position or liquidity will not be material as the Company currently has few multiple deliverable revenue arrangements.

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure” (“SFAS148”). SFAS 148 addresses additional disclosure rules concerning stock-based compensation and three alternative methods for companies to choose from for those companies that have chosen to expense stock options under the fair value method prescribed by SFAS 123. The Company has not issued any stock options by April 30, 2003. (See Note 9 Stock-Based Compensation Plans)

Note 3.	CAPITAL STOCK

	a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

	b)	Common shares issued and outstanding are as follows:

	Shares	$
Balance, June 30, 2002	14,420,000	$2,232,850
Issued for cash during period	1,100,000	395,000
Issued for loan payable during period	110,000	33,000
Balance, June 30, 2003	15,630,000	$2,660,850

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)

Note 4.	RELATED PARTY TRANSACTIONS

	a)	Management fees payable - $55,000

(i)
Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. The unpaid portion of these management fees, as at June 30, 2003 is $30,000.

(ii)
Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Executive Officer, and Director of the Company. The unpaid portion of these management fees, as at June 30, 2003 is $25,000.

	b)		Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at June 30, 2003:

	Chad D. Lee	5,500,000	common shares
	Marlene C. Schluter	2,500,000	common shares
		8,000,000

c)	Loans to the Company unpaid as at June 30, 2003 are as follows:

	Netgain Management Solutions Inc.	$7,660
	Chad D. Lee	20,000
	Snowy Creek Resources Ltd.	6,452
	Marlene C. Schluter	10,000
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

	The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum. The cost and accumulated depreciation are as follows:

	June 30,
	2003	2002
Cost	$117,089	$116,654
Accumulated depreciation	(84,274)	(70,398)
Net balance	$32,815	$46,256

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)

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

Note 8.	STOCK BASED COMPENSATION PLAN

a)
The Company has an Incentive Stock Plan that was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been exercised relating to this plan up to June 30, 2003.

	b)	There are no liabilities for pension costs at June 30, 2003.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)

Note 9.

NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	June 30,
	2003	2002
Basic	15,345,000	14,420,000
Options	1,500,000	1,500,000
Diluted	16,845,000	15,920,000

Note 10.

INCOME TAXES

The Company has losses carried forward to future years of $2,381,230. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

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

(a)
By agreement dated February 1, 2000, the company engaged National Financial Communications Corp., an arm’s length company, to render public relations and communication services for a period of one year commencing February 1, 2000 and terminating February 1, 2001, at $10,000 per month. The amount of $20,000 has been incurred to March 31, 2000. By mutual agreement the services were suspended in April 2000. As part of the agreement, National Financial Communications Corp. is granted options on February 1, 2000 to purchase shares of the company, exercisable, commencing February 1, 2000, and expired January 31, 2003. February 1, 2000 is the measurement date and the vesting date. There are five options for 50,000 shares each at prices of $2.00, $3.00, $4.00, $5.00, $7.00 per share, respectively. These options have not been exercised and accordingly have expired.

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
June 30, 2003
(In U.S. Dollars)

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

Under the terms of the agreement, the Company was not able to commence sales of its common stock to Fusion and Fusion was not obligated to make any purchases of the Company’s common stock unless the Company filed a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission prior to June 25, 2002. The Company did not file a registration statement respecting the Stock Purchase Agreement prior to the agreed deadline because of market conditions and on June 5, 2003 Fusion terminated the Stock Purchase Agreement.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)

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

Note 16.

SUBSEQUENT EVENT

On July 4, 2003, the Company arranged financing of $40,000 and issued Convertible Bridge Financing Notes, whereby the Company promises to pay $20,000 each to Ross Kraemer and Fortune Capital Management, respectively, with interest at 10% per annum, and maturity date of January 4, 2004. After January 4, 2004, the Holders shall have the right, at their options to convert the principal amount of the notes, together with all accrued interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.10 per share.

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