Form 10QSB
period 2003-09-30
ONLINE INNOVATION INC
filed 2003-11-17
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to ___________

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

As of November 13, 2003, the registrant’s outstanding common stock consisted of 15,630,000 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

ONLINE INNOVATION, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Attached are the registrant’s unaudited financial statements for the three month period ended September 30, 2003, with comparative figures for the three month period ended September 30, 2002, and the Independent Accountant’s Report thereon.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Balance Sheet
September 30, 2003
(In U.S. Dollars)
(With Comparative Figures at September 30, 2002)
(Unaudited)

	September 30,
ASSETS	2003	2002
Current Assets
Cash	$6,279	$24,097
Prepaid expense	--	2,209
	6,279	26,306
Deferred tax asset	52,500	52,500
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5	29,346	42,787
Computer software development (Note 6(b))
Application development stage costs	325,000	325,000

	$413,125	$446,593
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$46,048	$28,035
Management fees payable (Note 4(a)	60,000	55,000
Due to related parties (Notes 4(c)	45,067	30,000
Loans payable (Note 12)	40,000	--
	191,115	113,035
Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 15,630,000 common shares (including a subscription for 250,000 shares
(2002 - 15,230,000 common shares)	15,630	15,230
Paid in capital in excess of par value of stoc	2,645,220	2,460,620
Deficit accumulated during development stage (note 1	(2,435,098)	(2,143,692)
Cumulative translation adjustment (Note 2(b)	(3,742)	1,400
	222,010	333,558
	$413,125	$446,593

Approved on Behalf of the Board

"Chad D. Lee"	Chief Executive Officer and Director

"Marlene C. Schluter"	Chief Financial Officer and Director

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Income
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Three Months Ended
	to September 30,	September 30,
	2003	2003		2002

Administration Costs
Compensation on stock option	$150,000	$--	$
Funding agreement commitment costs	345,600	--		--
Depreciation	87,743	3,469		3,469
Filing and transfer agent fees	26,054	297		548
Financing costs	22,550	--		--
Interest on loans	4,851	--		4,851
Management and consulting fees	671,360	23,841		25,806
Office expenses, net	184,302	3,083		12,101
Option payment, mineral properties	30,000	--		--
Professional fees	237,129	8,667		2,203
Promotion, investor relations,
and investor communications	87,125	--		--
Computer technology and
software development-preliminary
development stage costs	362,583	8,494		32,176
Website marketing/Banner
advertising costs	237,988	5,630		4,324
Travel expenses	40,313	387		--
	2,487,598	53,868		85,478
Deferred income taxes	(52,500)	--		--

Net profit (loss) for the period	$(2,435,098)	$(53,868)		$(85,478)

Net loss per share (Note 9)
Basic		$(0.00)		$(0.01)
Diluted		$(0.00)		$(0.01)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Three Months Ended
	to September 30,	September 30,
	2003	2003	2002
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(2,435,098)	$(53,868)	$(85,478)
Items not requiring use of cash
Shares issued for funding agreemen
commitment costs	345,600	--	--
Shares issued for services and
loans payable	14,750	--	--
Shares cancelled	--	--	--
Depreciation	87,743	3,469	3,469
Cumulative translation adjustmen	(3,742)	(5,142)	1,126
Changes in non-cash working capital item
Deferred income tax	(52,500)	--	--
Accounts payable	46,048	6,059	(15,992)
Management fees payable	60,000	5,000	--
Agreement payable	--	--	--
	(1,937,199)	(44,482)	(96,875)
Investing Activities
Computer software developmen
Application development stage cost	(325,000)	--	--
Fixed assets purchased	(117,089)	--	--
	(442,089)	--	--
Financing Activities
Capital stock subscribed	2,300,500		243,000
Loan payable (repayment	40,000	40,000	(85,000)
Loan from Fusion Capital (repayment	--	--	(50,000)
Due to related parties	45,067	955	--
	2,385,567	40,955	108,000
Cash increase (decrease)
during the period	6,279	(3,527)	11,125
Cash, Beginning of period	--	9,806	12,972

Cash, End of period	$6,279	$6,279	$24,097

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Three Months Ended
	to September 30,	September 30,
	2003	2003	2002

Balance (deficit), beginning
of period	$--	(2,381,230)	$(2,058,214)

Net profit (loss) for the period	(2,435,098)	(53,868)	(85,478)

Balance (deficit), end of period	$(2,435,098)	(2,435,098)	$(2,143,692)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to September 30, 2003
(In U.S. Dollars)
(Unaudited)

	Number of		Additional	Total	Retained		Total
	Common	par	Paid-in	Capital	Earnings	Cumulative	Stockholders
	Shares	Value	Capital	Stock	(Deficit)	Translation	Equity

Net loss for eleven month
period ended June 30, 199					$(144,175)		$(144,175)
Issued for cash, @$0.01
October 23, 1997	1,500,000	$1,500	$13,500	$15,000			15,000
Issued for cash, @$0.001
May 8, 1997	500,000	500		500			500
Issued for assignment of option on
mineral properties, @$0.0035
September 30, 1997	8,500,000	8,500	21,500	30,000			30,000
	10,500,000	10,500	35,000	45,500	(144,175)		(98,675)
Shares subscribed and fully
paid and issued, @$0.50
April 6, 1999	85,000	85	42,415	42,500			42,500
Balance, June 30, 1998	10,585,000	10,585	77,415	88,000	(144,175)		(56,175)
Net loss for year ended June 30, 1999					(478,497)		(478,497)
Compensation on stock option			120,000	120,000			120,000
Cumulative translation adjustmen						(1,055)	(1,055)
Issued for cash, @$0.50
April 6, 1999	20,000	20	9,980	10,000			10,000
Issued for cash, @$0.50
April 6, 1999	100,000	100	49,900	50,000			50,000
Issued for private business, @$0.50
April 2, 1999	400,000	400	199,600	200,000			200,000
Issued for cash, @$0.50
April 15, 1999	1,600,000	1,600	798,400	800,000			800,000
Balance, June 30, 1999	12,705,000	12,705	1,255,295	1,268,000	(622,672)	(1,055)	644,273
Cumulative translation adjustmen						543	543
Shares subscribed and
fully paid, @$0.50
January 4, 2000	450,000	450	224,550	225,000			225,000
Net loss for year ended
June 30, 2000					(503,489)		(503,489)
Issued for exercise of option
@ $0.50, March 13, 2000	100,000	100	49,900	50,000			50,000
Compensation on stock options			30,000	30,000			30,000
Exercise of warrants @ $0.50
May 9, 2000	50,000	50	24,950	25,000			25,000
Exercise of warrants @ $0.60
June 16, 2000	66,667	67	39,933	40,000			40,000
Balance, June 30, 2000	13,371,667	13,372	1,624,628	1,638,000	(1,126,161)	(512)	511,327
(Carried forward to next page)

See Accompanying Notes and Independent Accountants' Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to September 30, 2003
(In U.S. Dollars)
(Unaudited)

	Number of		Additional	Total	Retained		Total
	Common	par	Paid-in	Capital	Earnings	Cumulative	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Translation	Equity

Balance, June 30, 2000	13,371,667	13,372	1,624,628	1,638,000	(1,126,161)	(512)	511,327
Exercise of warrants @ $0.60
August 17, 2000	83,333	83	49,917	50,000			50,000
Exercise of warrants @ $0.60
Februay 9, 2001	250,000	250	149,750	150,000			150,000
Issued for services at an ascribed
price of $0.47 per share on
June 11, 2001	200,000	200	93,800	94,000			94,000
Issue for cash, @$0.75
June 19, 2001	50,000	50	37,450	37,500			37,500
Issued as commitment
shares at an ascribed
price of $0.54 per share on
June 25, 2001	640,000	640	344,960	345,600			345,600
Net loss for year ended June 30, 2001					(796,776)		(796,776)
Cumulative translation adjustment						592	592
Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative translation adjustment						194	194
Net loss for year ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	$14,420	$2,218,430	$2,232,850	$(2,058,214)	$274	$174,910
Issued for cash @ $0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @ $0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @ $0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @ $0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative translation adjustment						1,126	1,126
Net loss for year ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	$15,630	$2,645,220	$2,660,850	$(2,381,230)	$1,400	$281,020
Net loss for period ended
September 30, 2003					(53,868)		(53,868)
Cumulative translation adjustment						(5,142)	(5,142)
Balance, September 30, 2003	15,630,000	$15,630	$2,645,220	$2,660,850	$(2,435,098)	$(3,742)	$222,010

See Accompanying Notes and Independent Accountants' Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

	b)	Translation of Foreign Currency (cont’d) An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity, is as follows:
	Year Ended
	September 30,
	2003	2002
Beginning balance, June 30, 2003 & 2002	$1,400	$274
Changes during the period	(5,142)	1,126
Ending balance, September, 2003 & 2002	$(3,742)	$1,400

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

Amortization of computer software costs of $325,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at September 30, 2003, and therefore no amortization of this cost has been charged to operations for the year ended September 30, 2003.

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

	f)	Segmented Information Segmented information of the Company’s identifiable assets and operating activities, is as follows:
September 30, 2003	Canada	U.S.	Total
Current assets	$6,279	$0	$6,279
Deferred tax assets	52,500	0	52,500
Net fixed assets	29,346	0	29,346
Computer software development	325,000	0	325,000
Total Assets	$413,125	$0	$413,125

Revenue	$0	0	0
Administration costs	53,868	0	53,868
Net (loss) for the year	$(53,868)	$0	$(53,868)

September 30, 2002	Canada	U.S.	Total
Current assets	$26,306	$0	$26,306
Deferred tax assets	52,500	0	52,500
Net fixed assets	42,787	0	42,787
Computer software development	325,000	0	325,000
Total Assets	$446,593	$0	$446,593

Revenue	$0	0	0
Administration costs	85,478	0	85,478
Net (loss) for the year	$(85,478)	$0	$(85,478)

g)

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

g)

Recent Accounting Pronouncements (cont’d)

In November of 2002, the EITF reached a consensus on Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This issue addresses certain aspects of accounting for arrangement whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. However, the Company plans on adopting EITF 00-21 on May 1, 2003. There is no effect on the Company of EITF 00-21 on the Company’s results of operations, financial position or liquidity as the Company currently has no multiple deliverable revenue arrangements.

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure” (“SFAS148”). SFAS 148 addresses additional disclosure rules concerning stock-based compensation and three alternative methods for companies to choose from for those companies that have chosen to expense stock options under the fair value method prescribed by SFAS 123. The Company has not issued any stock options by September 30, 2003. (See Note 8 Stock-Based Compensation Plans)

Note 3.	CAPITAL STOCK

a)	Authorized: 75,000,000 common shares at $0.001 par value per share.
b)	Common shares issued and outstanding are as follows:

	Shares	$
Balance, June 30, 2003	15,630,000	$2,660,850
Issued during period	0	0
Balance, September 30, 2003	15,630,000	$2,660,850

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 4.	RELATED PARTY TRANSACTIONS

	a)	Management fees payable - $55,000
(i)
Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. The unpaid portion of these management fees, as at September 30, 2003 is $30,000.

(ii)
Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Executive Officer, and Director of the Company. The unpaid portion of these management fees, as at September 30, 2003 is $30,000.

b)	Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at September 30, 2003:

	Chad D. Lee	5,500,000	common shares
	Marlene C. Schluter	2,500,000	common shares
		8,000,000

c)	Loans to the Company unpaid as at September 30, 2003 are as follows:

	Netgain Management Solutions Inc.	$7,660
	Chad D. Lee	20,000
	Snowy Creek Resources Ltd.	7,407
	Marlene C. Schluter	10,000
		$45,067

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

The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum. The cost and accumulated depreciation are as follows:

	September 30,
	2003	2002
Cost	$117,089	$116,654
Accumulated depreciation	(87,743)	(73,867)
Net balance	$29,346	$42,787

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

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

Note 8.	STOCK BASED COMPENSATION/ PENSION PLAN

a)
The Company has an Incentive Stock Plan that was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been exercised relating to this plan up to September 30, 2003.

	b)	There are no liabilities for pension costs at September 30, 2003, as the Company does not have a pension plan.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 9.	NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	September 30,
	2003	2002
Basic	15,630,000	15,230,000
Options	1,500,000	1,500,000
Diluted	17,130,000	16,730,000

Computation of net loss per share:

	September 30,
	2003	2002
Net loss per share - Basic	$(0.00)	$(0.01)
Net loss per share - Diluted	$(0.00)	$(0.01)

Note 10.

INCOME TAXES

The Company has losses carried forward to future years of $2,435,098. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 11.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable, management fees payable, loans payable and due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 12.

LOANS PAYABLE

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 13.	CONSULTING AGREEMENTS

	a)	A consulting agreement between Damon G. Hoy and the Company is effective on June 15, 2002. The Company agrees to pay the Consultant a consulting fee of $2,500Cdn per month.
	b)	A consulting agreement between Fortune Capital Management and the Company is effective on August 1, 2002. The Company agrees to pay the Consultant a consulting fee of $2,500 per month.
	c)	A consulting agreement between Jon Wiggens and the Company is effective on July 15, 2002. The Company agrees to pay the Consultant a consulting fee of $3,000Cdn per month.

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

The website was launched in July 2000, but the e-commerce component of the website, which includes the fee payment infrastructure, was not operational until September 3, 2002. Prior to September 3, 2002, therefore, memberships were offered free of charge. Registered members as of September 3, 2002 were given 30 days to decide whether to continue as members and pay membership fees. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. As of November 13, 2003, the website had 52,519 registered members. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company’s inability to secure adequate financing over the past fiscal year has limited its ability to spend money on marketing. The Company’s ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled “Cash Requirements” for a discussion of the Company’s attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until November 30, 2003. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company’s ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

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

Item 5 – Other Information

There is no information reportable pursuant to this section.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

15	Letter on Unaudited Financial Information

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(b) No reports on form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003	ONLINE INNOVATION, INC.
(Registrant)

	By:	/s/ Chad D. Lee

Chad D. Lee, President, Director,
Principal Executive Officer

	By:	/s/ Marlene C. Schluter

Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date: November 14, 2003

By: /s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date: November 14, 2003