Form 10QSB
period 2003-12-31
ONLINE INNOVATION INC
filed 2004-02-13
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

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

As of February 12, 2004, the registrant’s outstanding common stock consisted of 16,380,000 shares.

Transitional Small Business Disclosure Format (Check one):
YES  ☐  NO ☒

ONLINE INNOVATION, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Attached are the registrant’s unaudited financial statements for the six month period ended December 31, 2003, with comparative figures for the six month period ended December 31, 2002, and the Independent Accountant’s Report thereon.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Balance Sheet
December 31, 2003
(In U.S. Dollars)
(With Comparative Figures at December 31, 2002)

(Unaudited)

	December 31,
	2003	2002
ASSETS
Current Assets
Cash	$70,725	$43,097
Shares subscription receivable	7,500	--
Prepaid expense	--	2,209
	78,225	45,306
Deferred tax asset	52,500	52,500
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5)	25,877	39,753
Computer software development (Note 6(b))
Application development stage costs	325,000	325,000

	$481,602	$462,559

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$88,348	$33,285
Management fees payable (Note 4(a))	72,500	50,000
Due to related parties (Notes 4(c))	45,067	30,000
Loans payable (Note 11)	60,000	--
	265,915	113,285

Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 16,380,000 common shares (including a subscription for 250,000 shares)
(2002 - 15,480,000 common shares)	16,380	15,480
Paid in capital in excess of par value of stock	2,756,970	2,585,370
Deficit accumulated during development stage (note 1)	(2,551,707)	(2,252,976)
Cumulative translation adjustment (Note 2(b))	(5,956)	1,400
	215,687	349,274

	$481,602	$462,559

Approved on Behalf of the Board

"Chad D. Lee"	, President and Chief Executive Officer and Director

"Marlene C. Schluter"	,Secretary and Treasurer and Chief Financial Officer and Director

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Income
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Six Months Ended		Three Months Ended
	to December 31,	December 31,		December 31,
	2003	2003	2002	2003	2002

Interest and Other Income	$582	$582	$--	$582	$--

Administration Costs
Compensation on stock option	$150,000	$--	$--	$--	$--
Funding agreement commitment costs	345,600	--	--	--	--
Depreciation	91,212	6,938	6,938	3,469	3,469
Filing and transfer agent fees	27,513	1,756	4,664	1,459	4,116
Financing costs	22,550	--	--	--	--
Interest on loans	4,851	--	4,851	--	--
Management and consulting fees	748,832	101,313	80,442	77,472	54,636
Office expenses, net	192,460	11,241	18,898	8,158	6,797
Option payment, mineral properties	30,000	--	--	--	--
Professional fees	237,129	8,667	8,853	--	6,650
Promotion, investor relations,
and investor communications	88,518	1,393	540	1,393	540
Computer technology and
software development-preliminary
development stage costs	372,768	18,679	47,884	10,185	15,708
Website marketing/Banner
advertising costs	251,805	19,447	20,827	13,817	16,503
Travel expenses	41,551	1,625	865	1,238	865
	2,604,789	171,059	194,762	117,191	109,284
	(2,604,207)	(170,477)	(194,762)	(116,609)	(109,284)
Deferred income taxes	(52,500)	--	--	--	--

Net profit (loss) for the period	$(2,551,707)	$(170,477)	$(194,762)	$(116,609)	$(109,284)

Net loss per share (Note 8)
Basic	$(0.17)	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.17)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Six Months Ended		Three Months Ended
	to December 31,	December 31,		December 31,
	2003	2003	2002	2003	2002
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(2,551,707)	$(170,477)	$(194,762)	$(116,609)	$(109,284)
Items not requiring use of cash:
Shares issued for funding agreement
commitment costs	345,600	--	--	--	--
Shares issued for assignment of
option on mineral properties	30,000	--	--	--	--
Shares issued for compensation
on stock options	150,000	--	--	--	--
Shares issued for private business	200,000	--	--	--	--
Shares cancellation	(82,250)	--	--	--	--
Shares issued for loan payable	33,000	--	33,000	--	--
Depreciation	91,212	6,938	6,938	3,469	3,469
Cumulative translation adjustment	(5,956)	(7,356)	1,126	(2,214)	--
Changes in non-cash working capital items
Deferred income tax	(52,500)	--	--	--	--
Shares subscription receivable	(7,500)	(7,500)	--	(7,500)	--
Accounts payable	88,348	48,359	(13,242)	42,300	5,250
Management fees payable	72,500	17,500	(2,500)	12,500	(5,000)
	(1,689,253)	(112,536)	(169,440)	(68,054)	(105,565)
Investing Activities
Computer software development
Application development stage costs	(325,000)	--	--	--	--
Fixed assets purchased	(117,089)	--	(435)	--	(435)
	(442,089)	--	(435)	--	(435)
Financing Activities
Capital stock subscribed	2,097,000	112,500	335,000	112,500	125,000
Loan payable (repayment)	60,000	60,000	(85,000)	20,000	--
Loan from Fusion Capital (repayment)	--	--	(50,000)	--	--
Due to related parties	45,067	955	--	--	--
	2,202,067	173,455	200,000	132,500	125,000
Cash increase (decrease)
during the period	70,725	60,919	30,125	64,446	19,000
Cash, Beginning of period	--	9,806	12,972	6,279	24,097

Cash, End of period	$70,725	$70,725	$43,097	$70,725	$43,097

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Six Months Ended		Three Months Ended
	to December 31,	December 31,		December 31,
	2003	2003	2002	2003	2002

Balance (deficit), beginning of period	$--	$(2,381,230)	$(2,058,214)	$(2,435,098)	$(2,143,692)

Net profit (loss) for the period	(2,551,707)	(170,477)	(194,762)	(116,609)	(109,284)

Balance (deficit), end of period	$(2,551,707)	$(2,551,707)	$(2,252,976)	$(2,551,707)	$(2,252,976)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to December 31, 2003
(In U.S. Dollars)
(Unaudited)

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
(Carried forward to next page)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to December 31, 2003
(In U.S. Dollars)
(Unaudited)

	Number of		Additional	Total	Retained	Cumulative	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustment	Equity
Balance, June 30, 2000	13,371,667	13,372	1,624,628	1,638,000	(1,126,161)	(512)	511,327
Exercise of warrants @$0.60
August 17, 2000	83,333	83	49,917	50,000			50,000
Exercise of warrants @$0.60
February 9, 2001	250,000	250	149,750	150,000			150,000
Issued for services at an ascribed
price of $0.47 per share on
June 11, 2001	200,000	200	93,800	94,000			94,000
Issue for cash, @$0.75
June 19, 2001	50,000	50	37,450	37,500			37,500
Issued as commitment
shares at an ascribed
price of $0.54 per share on
June 25, 2001	640,000	640	344,960	345,600			345,600
Net loss for year ended June 30, 2001					(796,776)		(796,776)
Cumulative translation adjustment						592	592
Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative translation adjustment						194	194
Net loss for year ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	$14,420	$2,218,430	$2,232,850	$(2,058,214)	$274	$174,910
Issued for cash @$0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @$0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @$0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @$0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @$0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @$0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative translation adjustment						1,126	1,126
Net loss for year ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	$15,630	$2,645,220	$2,660,850	$(2,381,230)	$1,400	$281,020
Issued for cash @$0.15
November 1, 2003	700,000	700	104,300	105,000			105,000
Issued for cash @$0.15
December 31, 2003	50,000	50	7,450	7,500			7,500
Net loss for period ended
December 31, 2003					(170,477)		(170,477)
Cumulative translation adjustment						(7,356)	(7,356)
Balance, December 31, 2003	16,380,000	$16,380	$2,756,970	$2,773,350	$(2,551,707)	$(5,956)	$215,687

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003
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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

	b)	Translation of Foreign Currency (cont’d) An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders’ equity, is as follows:

	Year Ended
	December 31,
	2003	2002
Beginning balance, June 30, 2003 & 2002	$1,400	$1,400
Changes during the period	(7,356)	--
Ending balance, December 31, 2003 & 2002	$(5,956)	$1,400

c)

Amortization of Computer Software
Development – Application Development Stage Costs

The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized. When the company is in the post-implementation / operation stage, costs will be expensed as incurred.

Amortization of computer software costs of $325,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at December 31, 2003, and therefore no amortization of this cost has been charged to operations for the six month period ended December 31, 2003.

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

	f)	Segmented Information Segmented information of the Company’s identifiable assets and operating activities, is as follows:

December 31, 2003	Canada	U.S.	Total
Current assets	$78,225	$0	$78,225
Deferred tax assets	52,500	0	52,500
Net fixed assets	25,877	0	25,877
Computer software development	325,000	0	325,000
Total Assets	$481,602	$0	$481,602

Revenue	$582	0	582
Administration costs	171,059	0	171,059
Net (loss) for the year	$(170,477)	$0	$(170,477)

December 31, 2002	Canada	U.S.	Total
Current assets	$45,306	$0	$45,306
Deferred tax assets	52,500	0	52,500
Net fixed assets	39,753	0	39,753
Computer software development	325,000	0	325,000
Total Assets	$462,559	$0	$462,559

Revenue	$0	0	0
Administration costs	194,762	0	194,762
Net (loss) for the year	$(194,762)	$0	$(194,762)

g)

Recent Accounting Pronouncements
In August, 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 for the current fiscal year. SFAS 143 does not have a material effect on the Company’s results of operations, financial position or liquidity.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

g)

Recent Accounting Pronouncements (cont’d)

In November, 2002, the EITF reached a consensus on Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This issue addresses certain aspects of accounting for arrangement whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. However, the Company plans on adopting EITF 00-21 on May 1, 2003. There is no effect on the Company of EITF 00-21 on the Company’s results of operations, financial position or liquidity as the Company currently has no multiple deliverable revenue arrangements.

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure” (“SFAS148”). SFAS 148 addresses additional disclosure rules concerning stock-based compensation and three alternative methods for companies to choose from for those companies that have chosen to expense stock options under the fair value method prescribed by SFAS 123. The Company has not issued any stock options by December 31, 2003. (See Note 8 Stock-Based Compensation / Pension Plan)

Note 3.	CAPITAL STOCK

	a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

	b)	Common shares issued and outstanding are as follows:

	Shares	$
Balance, June 30, 2003	15,630,000	$2,660,850
Issued during six month period
ended December 31, 2003	750,000	112,500
Balance, December 31, 2003	16,380,000	$2,773,350

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003
(In U.S. Dollars)
(Unaudited)

Note 4.	RELATED PARTY TRANSACTIONS

	a)	Management fees payable - $72,500

(i)
Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. The unpaid portion of these management fees, as at December 31, 2003 is $35,000.

(ii)
Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Executive Officer, and Director of the Company. The unpaid portion of these management fees, as at December 31, 2003 is $37,500.

	b)	Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at December 31, 2003:

Chad D. Lee	5,500,000	common shares
Marlene C. Schluter	2,500,000	common shares
	8,000,000

c)	Loans to the Company unpaid as at December 31, 2003 are as follows:

Netgain Management Solutions Inc.	$7,660
Chad D. Lee	20,000
Snowy Creek Resources Ltd.	7,407
Marlene C. Schluter	10,000
$45,067

Netgain Management Solutions Inc. is a Company owned by Mr. Chad D. Lee, Chief Executive Officer, Director and a shareholder of the company; Snowy Creek Resources Ltd. is a Company owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer and a shareholder of the company. These loans are non interest bearing, are unsecured, and have no specific terms of repayment, and are disclosed as current liabilities in these financial statements.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003
(In U.S. Dollars)
(Unaudited)

Note 5.	FIXED ASSETS - COMPUTER EQUIPMENT The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum. The cost and accumulated depreciation are as follows:

	December 31,
	2003	2002
Cost	$117,089	$117,089
Accumulated depreciation	(91,212)	(77,336)
Net balance	$25,877	$39,753

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS

	a)	Acquisition From Online Innovation

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

a)
The Company has an Incentive Stock Plan that was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been exercised relating to this plan up to December 31, 2003.

	b)	There are no liabilities for pension costs at December 31, 2003, as the Company does not have a pension plan.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003
(In U.S. Dollars)
(Unaudited)

Note 8.

NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	December 31,
	2003	2002
Basic	16,380,000	15,480,000
Options	1,500,000	1,500,000
Diluted	17,880,000	16,980,000

Computation of net loss per share:

	December 31,
	2003	2002
Net loss per share - Basic	$(0.01)	$(0.01)
Net loss per share - Diluted	$(0.01)	$(0.01)

Note 9.

INCOME TAXES

The Company has losses carried forward to future years of $2,551,707. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 10.

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
December 31, 2003
(In U.S. Dollars)
(Unaudited)

Note 11.

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

On October 1, 2003, November 1, 2003, the Company arranged financing of $20,000 and issued Convertible Bridge Financing Notes, whereby the Company promises to pay $10,000 each to Michael-John James Ross and Fortune Capital Management Inc., respectively with interest at 10% per annum, and maturity date of January 1, 2004. After January 4, 2004, the Holders shall have the right, at their options to convert the principal amount of the notes, together with all accrued interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.10 per share.

The loans payable are summarized as at December 31, 2003, as follows:

Name of Holders	Amount
Ross Kraemer	$20,000
Fortune Capital Management	30,000
Michael-John James Ross	10,000
$60,000

Note 12.	CONSULTING AGREEMENTS

	(a)	A consulting agreement between Damon G. Hoy and the Company is effective on June 15, 2002. The Company agrees to pay the Consultant a consulting fee of $2,500Cdn per month.

	(b)	A consulting agreement between Fortune Capital Management and the Company is effective on August 1, 2002. The Company agrees to pay the Consultant a consulting fee of $2,500 per month.

	(c)	A consulting agreement between Jon Wiggens and the Company is effective on July 15, 2002. The Company agrees to pay the Consultant a consulting fee of $3,000Cdn per month.

	(d)	A consulting agreement between Westport Strategic Partners, Inc. and the Company is effective on November 24, 2003. The Company agrees to pay the Consultant a consulting fee of $3,000US per month.

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

With the full launch of the website the Company now intends to focus its energies on marketing the website in order to develop a paying member base and generate revenues. The Company is not currently certain, however, exactly what resources will be devoted to marketing or what steps will be taken in this area. The Company’s current financial resources are still limited. The Company will, therefore, initially be working towards securing financing on favorable terms. Once the Company’s financial situation is clearer to management, management will make the necessary strategic decisions respecting marketing efforts and other uses of financial resources. Over the next 12 months, depending on resources available, management anticipates that administrative expenses, ongoing website maintenance costs, development costs (related to proposed new products) and marketing will be the Company’s primary expenses. Specific marketing strategies are listed below. The Company will implement these strategies based on cost-effectiveness as resources become available.

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

The website was launched in July 2000, but the e-commerce component of the website, which includes the fee payment infrastructure, was not operational until September 3, 2002. Prior to September 3, 2002, therefore, memberships were offered free of charge. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. As of February 10, 2004, the website had 66,244 registered members. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company’s inability to secure adequate financing since the launch of the website has limited its ability to spend money on marketing. The Company’s ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled “Cash Requirements” for a discussion of the Company’s attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

Investor Relations / Corporate & Strategic Planning

On November 24, 2003 the Company entered into a consulting agreement with Westport Strategic Partners, Inc. (“Westport”). Under the terms of the consulting agreement Westport is to provide an independent research report on the Company’s business and distribute the report to potential investors. In addition, Westport is to provide consultation to the Company on shareholder relations and assist the Company in strategic planning for potential mergers, acquisitions and strategic relationships. The Company is required to pay a fee of $3,000 per month to Westport. The agreement is for a term of 3 months, after which it will continue on a month to month basis unless one of the parties gives 10 business days written notice that it does not wish to continue with the consulting agreement for an additional one month period.

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

In addition to the foregoing, on July 15, 2002, the Company entered into a consulting agreement with Jon Wiggens, pursuant to which Mr. Wiggens has agreed to provide graphic design services to the Company for both the VirtuallyDating website and the Company’s corporate website. In addition, Mr. Wiggens will provide the Company with graphic design services in connection with its ongoing marketing efforts, in the areas of both print media and online marketing. The agreement was originally for a term of 3 months but is currently being continued on a month to month basis. The Company is required to pay Mr. Wiggens a monthly fee of $3,000 (CDN) for services performed under the agreement and to reimburse Mr. Wiggens or expenses incurred in carrying out his duties under the agreement.

Urban Flirt

The company also recently announced that development is underway to launch a second revenue generating web property which will be known as “UrbanFlirt” and will be located on the web at www.urbanflirt.com. This web based community will feature the traditional online matchmaking components that have pioneered the Online Dating Industry to date. The site will feature core functionality such as photo upload, messaging capabilities, compatability indicators, detailed matching and distance calculators. The company's intentions are to design the site to appeal to the over 25-45 crowd. This demographic represents the highest users of Online Dating Services on the Internet today. The company intends to launch the initial version of this web community in early Spring 2004.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until April 30, 2004. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company’s ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

On November 1, 2003, the Company completed a sale of 700,000 units at a price of $0.15 per unit for aggregate cash proceeds of $105,000. Each unit consisted of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the purchaser to purchase one additional share of the Company’s common stock at a price of $0.15 at any time during the first year after the purchase of the units or at a price of $0.20 at any time during the second year after the purchase of the units. The warrants are exercisable for a period of two years after the purchase of the units.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action. There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of its disclosure controls and procedures and the effectiveness of those procedures in the last fiscal quarter.

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

On November 1, 2003, the Company completed a sale of 700,000 units at a price of $0.15 per unit for aggregate cash proceeds of $105,000. The units were issued to three separate purchasers (Ms. Lenora Gates and Mr. Noble Larsen as to 100,000 units each and 482047 B.C. Ltd. as to 500,000 units). Each unit consisted of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the purchaser to purchase one additional share of the Company’s common stock at a price of $0.15 at any time during the first year after the purchase of the units or at a price of $0.20 at any time during the second year after the purchase of the units. The warrants are exercisable for a period of two years after the purchase of the units. The units were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. None of the purchasers of the securities was a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

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

Date:	February 12, 2004		ONLINE INNOVATION, INC.
(Registrant)

		By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

		By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chad D. Lee
Chad D. Lee, President, Director, Principal Executive Officer

Date:	February 12, 2004

By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director, Principal Financial Officer

Date:	February 12, 2004