Form 10QSB
period 2004-03-31
ONLINE INNOVATION INC
filed 2004-05-14
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _________ to _________

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

As of May 11, 2004, the registrant’s outstanding common stock consisted of 17,004,166 shares.

Transitional Small Business Disclosure Format (Check one):    YES ☐      NO ☒

ONLINE INNOVATION, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Attached are the registrant’s unaudited financial statements for the nine month period ended March 31, 2004, with comparative figures for the nine month period ended March 31, 2003, and the Independent Accountant’s Report thereon.

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

Member:
Canadian Institute of Chartered Accountants	Securities Commission Building
Institute of Chartered Accountants of British Columbia	PO Box 10129, Pacific Centre
Institute of Management Accountants (USA) (From 1965)	Suite 1400 – 701 West Georgia Street
Vancouver, British Columbia
Registered with:	Canada V7Y 1C6
Public Company Accounting Oversight Board (USA) (PCAOB)	Telephone: (604) 662-8899
Canadian Public Accountability Board (CPAB)	Fax: (604) 662-8809
Canada - British Columbia Public Practice Licence	Email: moenca@telus.net

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of March 31, 2004 and March 31, 2003, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders’ Equity for the nine month periods then ended. These financial statements are the responsibility of the Company’s management.

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

“Moen and Company”

(“Signed”)

Chartered Accountants

Vancouver, British Columbia, Canada
May 10, 2004

“Independent Accountants and Auditors”

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Balance Sheet March 31, 2004
(In U.S. Dollars)
(With Comparative Figures at March 31, 2003)
(Unaudited)

	March 31,
ASSETS	2004	2003
Current Assets
Cash	$18,368	$8,094

Deferred tax asset	52,500	52,500
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5	22,408	36,284
Computer software development (Note 6(b))
Application development stage costs	325,000	325,000

	$418,276	$421,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$96,112	$32,037
Management fees payable (Note 4(a)	87,500	55,000
Due to related parties (Notes 4(c))	45,067	44,112
	228,679	131,149
Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 17,004,166 common shares
(2003 - 15,480,000 common shares)	17,004	15,480
Paid in capital in excess of par value of stoc	2,818,763	2,585,370
Deficit accumulated during development stage (note 1	(2,640,214)	(2,311,521)
Cumulative currency translation adjustments (Note 2(b)	(5,956)	1,400
	189,597	290,729
	$418,276	$421,878

Approved on Behalf of the Board

"Chad D. Lee"	, President and Chief Executive Officer and Director

"Marlene C. Schluter"	,Secretary and Treasurer and Chief Financial Officer and Director

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Income
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Nine Months Ended		Three Months Ended
	to March 31,	March 31,		March 31,
	2004	2004	2003	2004	2003

Interest and Other Income	$1,089	$1,089	$--	$507	$--

Administration Costs
Compensation on stock option	$150,000	$--	$--	$--	$--
Funding agreement commitment costs	345,600	--	--	--	--
Depreciation	94,681	10,407	10,407	3,469	3,469
Filing and transfer agent fees	27,513	1,756	4,664	--	--
Financing costs	22,550		--	--	--
Interest on loans	7,268	2,417	4,851	2,417	--
Management and consulting fees	767,002	119,483	108,465	18,170	28,023
Office expenses, net	205,321	24,102	21,881	12,861	2,983
Option payment, mineral properties	30,000		--	--	--
Professional fees	240,049	11,587	10,035	2,920	1,182
Promotion, investor relations,
and investor communications	87,970	845	2,521	(548)	1,981
Computer technology and
software development-preliminary
development stage costs	377,458	23,369	55,136	4,690	7,252
Website marketing/Banner
advertising costs	295,840	63,482	27,451	44,035	6,624
Travel expenses	42,551	2,625	7,896	1,000	7,031
	2,693,803	260,073	253,307	89,014	58,545
	(2,692,714)	(258,984)	(253,307)	(88,507)	(58,545)
Deferred income taxes	(52,500)	--	--	--	--

Net profit (loss) for the period	$(2,640,214)	$(258,984)	$(253,307)	$(88,507)	$(58,545)

Net loss per common share (Note 8)
Basic	$(0.16)	$(0.01)	$(0.02)	$(0.01)	$(0.00)
Diluted	$(0.16)	$(0.01)	$(0.02)	$(0.01)	$(0.00)
			(0.00)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Nine Months Ended		Three Months Ended
	to March 31,	March 31,		March 31,
	2004	2004	2003	2004	2003
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(2,640,214)	$(258,984)	$(253,307)	$(88,507)	$(58,545)
Items not requiring use of cash:
Shares issued for funding agreement
commitment costs	345,600	--	--	--	--
Shares issued for assignment of
option on mineral properties	30,000	--	--	--	--
Shares issued for compensation
on stock options	150,000	--	--	--	--
Shares issued for private business	200,000	--	--	--	--
Shares cancellation	(82,250)	--	--	--	--
Shares issued for loan payable	95,417	62,417	33,000	62,417	--
Depreciation	94,681	10,407	10,407	3,469	3,469
Cumulative currency translation adjustments	(5,956)	(7,356)	1,126	--	--
Changes in non-cash working capital items
Deferred income tax	(52,500)	--	--	--	--
Share subscriptions receivable	--	--	--	7,500	--
Prepaid expense	--	--	2,209	--	2,209
Accounts payable	96,112	56,123	(14,490)	7,764	(1,248)
Management fees payable	87,500	32,500	2,500	15,000	5,000
	(1,681,610)	(104,893)	(218,555)	7,643	(49,115)
Investing Activities
Computer software development
Application development stage costs	(325,000)	--	--	--	--
Fixed assets purchased	(117,089)	--	(435)	--	--
	(442,089)	--	(435)	--	--
Financing Activities
Capital stock subscribed	2,097,000	112,500	335,000	--	--
Loan payable (repayment)	--	--	(85,000)	(60,000)	--
Loan from Fusion Capital (repayment)	--	--	(50,000)	--	--
Due to related parties	45,067	955	14,112	--	14,112
	2,142,067	113,455	214,112	(60,000)	14,112
Cash increase (decrease)
during the period	18,368	8,562	(4,878)	(52,357)	(35,003)
Cash, Beginning of period	--	9,806	12,972	70,725	43,097
Cash, End of period	$18,368	$18,368	$8,094	$18,368	$8,094

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Nine Months Ended		Three Months Ended
	to March 31,	March 31,		March 31,
	2004	2004	2003	2004	2003

Balance (deficit), beginning
of period	$--	$(2,381,230)	$(2,058,214)	$(2,551,707)	$(2,252,976)

Net profit (loss) for the period	(2,640,214)	(258,984)	(253,307)	(88,507)	(58,545)

Balance (deficit), end of period	$(2,640,214)	$(2,640,214)	$(2,311,521)	(2,640,214)	$(2,311,521)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to March 31, 2004
(In U.S. Dollars)
(Unaudited)

	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity

Net loss for eleven month
period ended June 30, 1998					$(144,175)		$(144,175)
Issued for cash, @$0.01
October 23, 1997	1,500,000	1,500	13,500	15,000			15,000
Issued for cash, @$0.001
May 8, 1997	500,000	500		500			500
Issued for assignment of option on
mineral properties, @$0.0035
September 30, 1997	8,500,000	8,500	21,500	30,000			30,000
	10,500,000	10,500	35,000	45,500	(144,175)		(98,675)
Shares subscribed and fully
paid and issued, @$0.50
April 6, 1999	85,000	85	42,415	42,500			42,500
Balance, June 30, 1998	10,585,000	10,585	77,415	88,000	(144,175)		(56,175)
Net loss for year ended June 30, 1999					(478,497)		(478,497)
Compensation on stock options			120,000	120,000			120,000
Cumulative currency translation adjustments						(1,055)	(1,055)
Issued for cash, @$0.50
April 6, 1999	20,000	20	9,980	10,000			10,000
Issued for cash, @$0.50
April 6, 1999	100,000	100	49,900	50,000			50,000
Issued for private business, @$0.50
April 2, 1999	400,000	400	199,600	200,000			200,000
Issued for cash, @$0.50
April 15, 1999	1,600,000	1,600	798,400	800,000			800,000
Balance, June 30, 1999	12,705,000	12,705	1,255,295	1,268,000	(622,672)	(1,055)	644,273
(Carried forward to next page)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to March 31, 2004
(In U.S. Dollars)
(Unaudited)

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
Balance, June 30, 1999	12,705,000	12,705	1,255,295	1,268,000	(622,672)	(1,055)	644,273
Cumulative currency translation adjustments						543	543
Shares subscribed and
fully paid, @$0.50
January 4, 2000	450,000	450	224,550	225,000			225,000
Net loss for year ended
June 30, 2000					(503,489)		(503,489)
Issued for exercise of option
@ $0.50, March 13, 2000	100,000	100	49,900	50,000			50,000
Compensation on stock options			30,000	30,000			30,000
Exercise of warrants @ $0.50
May 9, 2000	50,000	50	24,950	25,000			25,000
Exercise of warrants @ $0.60
June 16, 2000	66,667	67	39,933	40,000			40,000
Balance, June 30, 2000	13,371,667	13,372	1,624,628	1,638,000	(1,126,161)	(512)	511,327
Exercise of warrants @$0.60
August 17, 2000	83,333	83	49,917	50,000			50,000
Exercise of warrants @$0.60
February 9, 2001	250,000	250	149,750	150,000			150,000
Issued for services at an ascribed
price of $0.47 per share on
June 11, 2001	200,000	200	93,800	94,000			94,000
Issue for cash, @$0.75
June 19, 2001	50,000	50	37,450	37,500			37,500
Issued as commitment
shares at an ascribed
price of $0.54 per share on
June 25, 2001	640,000	640	344,960	345,600			345,600
Net loss for year ended June 30, 2001					(796,776)		(796,776)
Cumulative currency translation adjustments						592	592
Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
(Carried forward to next page)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to March 31, 2004
(In U.S. Dollars)
(Unaudited)

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative currency translation adjustments						194	194
Net loss for year ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	14,420	2,218,430	2,232,850	(2,058,214)	274	174,910
Issued for cash @ $0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @$0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @ $0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @ $0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative currency translation adjustments						1,126	1,126
Net loss for year ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	$15,630	$2,645,220	$2,660,850	($2,381,230)	$1,400	$281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300	105,000			105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450	7,500			7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793	62,417			62,417
Net loss for period ended
March 31, 2004					(258,984)		(258,984)
Cumulative currency translation adjustments						(7,356)	(7,356)
Balance, March 31, 2004	17,004,166	$17,004	$2,818,763	$2,835,767	($2,640,214)	($5,956)	$189,597

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements March 31, 2004
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

b)

The Company is in its development stage in the internet/e-commerce industry as a website development company and was previously in the mining resource industry and has not generated any significant revenues from its planned operations. The deficit has been accumulated during the development stage.

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements March 31, 2004
(In U.S. Dollars)
(Unaudited)

Note 2. SIGNIFICANT ACCOUNTING POLICIES

b)	Translation of Foreign Currency (cont’d) An analysis of the changes in the cumulative currency translation adjustments as disclosed as part of stockholders’ equity, is as follows:
	Nine Months Ended
	March 31,
	2004	2003
Beginning balance, June 30, 2003 & 2002	$1,400	$1,400
Changes during the period	(7,356)	--
Ending balance, March 31, 2004 & 2003	$(5,956)	$1,400

c)

Amortization of Computer Software
Development – Application Development Stage Costs

The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized. When the company is in the post-implementation / operation stage, costs will be expensed as incurred.

Amortization of computer software costs of $325,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at March 31, 2004, and therefore no amortization of this cost has been charged to operations for the nine month period ended March 31, 2004.

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2004
(In U.S. Dollars)
(Unaudited)

Note 2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(f)	Segmented Information Segmented information of the Company’s identifiable assets and operating activities, is as follows:
March 31, 2004	Canada	U.S.	Total
Current assets	$18,368	$0	$18,368
Deferred tax assets	52,500	0	52,500
Net fixed assets	22,408	0	22,408
Computer software development	325,000	0	325,000
Total Assets	$418,276	$0	$418,276

Revenue	$0	1,089	1,089
Administration costs	260,073	0	260,073
Net (loss) for the year	$(260,073)	$1,089	$(258,984)

March 31, 2003	Canada	U.S.	Total
Current assets	$8,094	$0	$8,094
Deferred tax assets	52,500	0	52,500
Net fixed assets	36,284	0	36,284
Computer software development	325,000	0	325,000
Total Assets	$421,878	$0	$421,878

Revenue	$0	0	0
Administration costs	253,307	0	253,307
Net (loss) for the year	$(253,307)	$0	$(253,307)

(g)

Recent Accounting Pronouncements

In August, 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143. SFAS 143 does not have a material effect on the Company’s results of operations, financial position or liquidity.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements March 31, 2004
(In U.S. Dollars)
(Unaudited)

Note 2. SIGNIFICANT ACCOUNTING POLICIES

(g)

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

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure” (“SFAS148”). SFAS 148 addresses additional disclosure rules concerning stock-based compensation and three alternative methods for companies to choose from for those companies that have chosen to expense stock options under the fair value method prescribed by SFAS 123. The Company has not issued any stock options by March 31, 2004. (See Note 8 Stock-Based Compensation / Pension Plan)

Note 3. CAPITAL STOCK

a)	Authorized: 75,000,000 common shares at $0.001 par value per share.
b)	Common shares issued and outstanding are as follows:
	Shares	$
Balance, June 30, 2003	15,630,000	$2,660,850
Issued for cash	750,000	112,500
Issued for notes payable	624,166	62,417
Balance, March 31, 2004	17,004,166	$2,835,767

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements March 31, 2004
(In U.S. Dollars)
(Unaudited)

Note 4. RELATED PARTY TRANSACTIONS

a)	Management fees payable - $87,500
(i)
Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. The unpaid portion of these management fees, as at March 31, 2004 is 42,500.

(ii)
Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Executive Officer, and Director of the Company. The unpaid portion of these management fees, as at March 31, 2004 is $45,000.

b)	Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at March 31, 2004:
Chad D. Lee	5,500,000	common shares
Marlene C. Schluter	2,500,000	common shares
	8,000,000

c)	Loans to the Company unpaid as at March 31, 2004 are as follows:
Netgain Management Solutions Inc.	$7,660
Chad D. Lee	20,000
Snowy Creek Resources Ltd.	7,407
Marlene C. Schluter	10,000
$45,067

Netgain Management Solutions Inc. is a Company owned by Mr. Chad D. Lee, Chief Executive Officer, Director and a shareholder of the company. Snowy Creek Resources Ltd. is a Company owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer and a shareholder of the company. These loans are non interest bearing, are unsecured, and have no specific terms of repayment, and are disclosed as current liabilities in these financial statements.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2004
(In U.S. Dollars)
(Unaudited)

Note 5. FIXED ASSETS - COMPUTER EQUIPMENT

The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum. The cost and accumulated depreciation are as follows:

	March 31,
	2004	2003
Cost	$117,089	$117,089
Accumulated depreciation	(94,681)	(80,805)
Net balance	$22,408	$36,284

Note 6. COMPUTER TECHNOLOGY AND WEBSITE COSTS

a)	Acquisition From Online Innovation
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

b)
Computer Software Costs capitalized
By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies (“Stratford”), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September 30, 2001, due to the receivership of Stratford, for a net amount of $325,000, which is capitalized in these financial statements.

Note 7. STOCK BASED COMPENSATION/ PENSION PLAN

a)

The Company has an Incentive Stock Plan that was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been exercised relating to this plan up to March 31, 2004.

b)	There are no liabilities for pension costs at March 31, 2004, as the Company does not have a pension plan.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2004
(In U.S. Dollars)
(Unaudited)

Note 8. NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	March 31,
	2004	2003
Basic	16,433,752	15,480,000
Options	1,500,000	1,500,000
Diluted	17,933,752	16,980,000

Computation of net loss per share:

	March 31,
	2004	2003
Net loss per share - Basic	$(0.01)	$(0.02)
Net loss per share - Diluted	$(0.01)	$(0.02)

Note 9. INCOME TAXES

The Company has losses carried forward to future years of $2,640,214. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 10. FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable, management fees payable, and due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 11. LOANS PAYABLE – converted to common shares

On July 4, 2003, the Company arranged financing of $40,000 and issued Convertible Bridge Financing Notes, whereby the Company promises to pay $20,000 each to Ross Kraemer and Fortune Capital Management, respectively, with interest at 10% per annum, and maturity date of January 4,

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements March 31, 2004
(In U.S. Dollars)
(Unaudited)

2004. After January 4, 2004, the Holders shall have the right, at their options to convert the principal amount of the notes, together with all accrued interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.10 per share. These convertible bridge financing notes have been converted to common shares during the quarter ended March 31, 2004.

On October 1, 2003, November 1, 2003, the Company arranged financing of $20,000 and issued Convertible Bridge Financing Notes, whereby the Company promises to pay $10,000 each to Michael-John James Ross and Fortune Capital Management Inc., respectively with interest at 10% per annum, and maturity date of January 1, 2004. After January 4, 2004, the Holders shall have the right, at their options to convert the principal amount of the notes, together with all accrued interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.10 per share. These convertible bridge financing notes have been converted to common shares during the quarter ended March 31, 2004.

Note 12. CONSULTING AGREEMENTS

(a)	A consulting agreement between Fortune Capital Management and the Company is effective on August 1, 2002. The Company agrees to pay the Consultant a consulting fee of $2,500 per month.
(b)
A consulting agreement between CEO Cast, Inc. and the Company is effective on January 9, 2004. The Company agrees to pay the consultant $12,500 upon the signing of the Agreement. In addition, the Company shall pay consultant $12,500 on or before the 9th day of February, 2004 and the 9th of March 2004.

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

The Company’s website has been fully operational since September 3, 2002. The Company hopes to generate revenues through the sale of memberships which will permit users to access the website. Prior to the full launch of the website, memberships were offered free of charge. Since the site became fully operational the Company has been working towards developing a user base through the sale of memberships. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. The Company intends to continue the introductory offer until it has been able to carry out marketing activities to promote the website. After the introductory offer has been completed, memberships will be available for $10.95 per month, $29.95 for three months, $49.95 for 6 months and $79.95 for 1 year.

After the website was launched the Company’s intention was to promote the sale of memberships through various forms of marketing. The nature and extent of the Company’s marketing efforts since the launch of the website have been determined in large part by the availability of capital to conduct marketing activities. Since the Company’s revenue stream from the sale of memberships has been limited, the Company has had to rely on small equity financings to provide it with working capital for ongoing operations, including continuing website development and marketing. Funds available for marketing have, therefore, been somewhat limited. Nonetheless, the Company intends to continue to focus such capital as it has at its disposal on marketing the website with a view to increasing revenues through the sale of memberships. Available capital will also be utilized for maintenance and ongoing development of the Company’s www.VirtuallyDating.com website as well as the development of its second revenue generating website, www.UrbanFlirt.com (discussed in further detail below).

The Company’s initial focus over the next 12 months will be to secure financing on favorable terms. Once the Company’s financial situation is clearer to management, management will make the necessary strategic decisions respecting marketing efforts and other uses of financial resources. Specific marketing strategies and website development plans are listed below. The Company will implement these strategies based on cost-effectiveness as resources become available.

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

As of May 12, 2004, the website had 73,513 registered members. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company’s inability to secure adequate financing since the launch of the website has limited its ability to invest money into marketing its flagship property. The Company’s ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled “Cash Requirements” for a discussion of the Company’s attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

Current Marketing Efforts

In the period covered by this report the Company focused its marketing efforts on pay per click search engine placements to drive traffic to the website with several of the major and smaller search engine providers. The Company also explored and tested small opt-in (permission based) email campaigns as a way to expose the Company's product to a broad audience. These marketing activities were arranged by the Company and by marketing consultants retained by the Company as described below.

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

On February 23, 2004, the Company entered into a consulting agreement with R.H. Barsom Company Inc. (“Barsom”) pursuant to which Barsom has agreed to provide marketing services to increase the exposure of the Company’s websites to single adults that would have an interest in becoming members of the Company’s web communities. The agreement is for a term of 3 months. A one-time consulting fee of $5,000 is to be paid to Barsom pursuant to the agreement.

Investor Relations / Coroprate & Strategic Planning

On January 9, 2004, the Company entered into a consulting agreement with CEOcast, Inc. (“CEOcast”) pursuant to which CEOcast, Inc. agreed to provide consulting advice and services to the Company in connection with investor relations and similar matters. CEOcast is a webcasting company which broadcasts business news and content such as CEO interviews and company profiles over the internet. Pursuant to the agreement, CEOcast will be providing information respecting the Company and its business to the public on its website. The agreement is for a term of 3 months. A consulting fee of $12,500 per month is payable to CEOcast pursuant to the agreement.

On November 24, 2003 the Company entered into a consulting agreement with Westport Strategic Partners, Inc. (“Westport”) pursuant to which Westport was to provide an independent research report on the Company’s business, distribute the report to potential investors, provide consultation to the Company on shareholder relations and assist the Company in strategic planning for potential mergers, acquisitions and strategic relationships. The agreement was for a term of 3 months, after which it was to continue on a month to month basis. This agreement was terminated by mutual agreement between the parties.

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

On July 15, 2002, the Company entered into a consulting agreement with Jon Wiggens, pursuant to which Mr. Wiggens agreed to provide graphic design services to the Company for the VirtuallyDating website and the Company’s corporate website and in connection with ongoing marketing efforts. The agreement was originally for a term of 3 months and was subsequently continued on a month to month basis. This agreement has been mutually ended by both parties, but Mr. Wiggens continues to provide consulting services to the Company on a project by project basis, as described in the preceding paragraph.

Urban Flirt

The Company also recently announced that development is underway to launch a second revenue generating web property which will be known as “UrbanFlirt” and will be located on the web at www.urbanflirt.com. This web based community will feature the traditional online matchmaking components that have pioneered the Online Dating Industry to date. The site will feature core functionality such as photo upload, messaging capabilities, compatibility indicators, detailed matching and distance calculators. The Company's intentions are to design the site to appeal to the over 25-45 crowd. This demographic represents the highest users of Online Dating Services on the Internet today. The UrbanFlirt website is currently functional and is being subjected to internal testing by the Company.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until June 15, 2004. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company’s ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes. The Company intends to use available finances to fund ongoing operations. Funds will be utilized for general and administrative expenses, website maintenance and development and marketing.

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

On January 6, 2004, the Company issued 102,500 shares of its common stock to Michael John James Ross to repay a $10,000 loan made by Mr. Ross to the Company. The loan was secured by a convertible promissory note issued by the Company to Mr. Ross on October 1, 2003. The debt represented by the convertible note, together with outstanding interest, were converted into shares of the Company’s common stock at a deemed price of $0.10 per share, pursuant to the terms of the note. The shares were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. The noteholder was not a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

On January 2, 2004, the Company issued 101,666 shares of its common stock to Fortune Capital Management Inc. (“Fortune”) to repay a $10,000 loan made by Fortune to the Company. The loan was secured by a convertible promissory note issued by the Company to Fortune on November 1, 2003. The debt represented by the convertible note, together with outstanding interest, were converted into shares of the Company’s common stock at a deemed price of $0.10 per share, pursuant to the terms of the note. The shares were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. The noteholder was not a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

On January 6, 2004, the Company issued an additional 210,000 shares of its common stock to Fortune to repay a $20,000 loan made by Fortune to the Company. The loan was secured by a convertible promissory note issued by the Company to Fortune on July 4, 2003. The debt represented by the convertible note, together with outstanding interest, were converted into shares of the Company’s common stock at a deemed price of $0.10 per share, pursuant to the terms of the note. The shares were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. The noteholder was not a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

On January 6, 2004, the Company issued 210,000 shares of its common stock to Ross Kraemer to repay a $20,000 loan made by Mr. Kraemer to the Company. The loan was secured by a convertible promissory note issued by the Company to Mr. Kraemer on July 4, 2004. The debt represented by the convertible note, together with outstanding interest, were converted into shares of the Company’s common stock at a deemed price of $0.10 per share, pursuant to the terms of the note. The shares were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. The noteholder was not a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

Item 3 – Defaults Upon Senior Securities

There have been no material defaults in the payment of principal, interest, sinking or purchase fund installments or any other material defaults with respect to indebtedness of the Company exceeding 5% of the total assets of the Company. No material arrearage in the payment of dividends and no delinquency with respect to any preferred stock of the Company have occurred.

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

Date: May 14, 2004	ONLINE INNOVATION, INC.
(Registrant)

	By:	//s// Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

	By:	//s// Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: //s// Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date: May 14, 2004

By: //s// Marlene C. Schluter
Marlene C. Schluter,
Director, Principal Financial Officer

Date: May 14, 2004