Form 10KSB
period 2004-06-30
ONLINE INNOVATION INC
filed 2004-09-28
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
  ☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

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
Common Stock

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The registrant earned revenues of $1,264 in the financial year ended June 30, 2004.

As of September 24, 2004, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,241,499 based on the closing trade reported on the NASD Over the Counter Bulletin Board. Shares of common stock by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

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
YES  ☐  NO  ☐  N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 24, 2004 the registrant's outstanding common stock consisted of 17,004,166 shares.

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

The website was launched on September 3, 2002. Since that time, the Company has continued throughout the fiscal year to develop new content and functionality for the website and to upgrade existing content and functionality. In addition to ongoing website development, the Company focused its energies on securing equity financing to fund its ongoing operations and to fund planned marketing of the website. During the most recently completed fiscal year, the Company also commenced development of a new web property known as "Urban Flirt".

The website was launched on September 3, 2002. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. This introductory offer was originally made for a 30 day period but has been extended by the Company for an indefinite period. The Company intends to continue the introductory offer until it has been able to carry out marketing activities to promote the website. After the introductory offer has been completed, memberships will be available for $10.95 per month, $29.95 for three months, $49.95 for 6 months and $79.95 for 1 year. As of September 24, 2004, the website had 76,161 registered members (including members on 10 day trials). In addition to generating revenue through the sale of memberships, the Company intends to generate revenue through banner advertising and the sale of merchandise through the website.

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

The website was launched on September 3, 2002. Prior to full launch the website was available for use free of charge and had developed an established user base of approximately 39,000 members. Members who registered prior to full launch were given 30 days to determine whether to continue as members and pay to use the site. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. This introductory offer was originally made for a 30 day period but has been extended by the Company for an indefinite period. The Company intends to continue the introductory offer until it has been able to carry out marketing activities to adequately promote the website. After the introductory offer has been completed, memberships will be available for $10.95 per month, $29.95 for three months, $49.95 for 6 months and $79.95 for 1 year.

The Company has incurred expenditures of approximately $545,000 over the past 4 fiscal years related to the design and development of the website. Approximately $325,000 was incurred in the fiscal year ended June 30, 2001, approximately $125,000 was incurred in the fiscal year ended June 30, 2002, approximately $65,000 was incurred in the fiscal year ended June 30, 2003 and approximately $30,000 in new development costs was incurred in the fiscal year ended June 30, 2004. In addition to the foregoing, the Company incurred partial expenditures of $10,000 in connection with the development of the proposed "Urban Flirt" website.

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

The website features a section which offers "Dear Abby" style editorial content, addressing dating questions or dilemmas. Within this section, paid users may have one on one dating or relationship type questions answered directly by the Company's in-house relationship coach known on the site as "Bridgette". Members can ask questions directly to Bridgette, who in turn sends the member her advice or reply. The reply is sent directly to the member's personal mailbox hosted on the www.virtuallydating.com website.

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

               Banner Advertising

In addition to membership fees and online shopping, the Company hopes to generate revenue through the sale of banner advertising. Once traffic on the Company's website reach 1,000,000 page views per month, the website will be marketable to major corporations for banner advertising. A page view is the number of times each page throughout the site has been viewed by multiple users.

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

Personal Ads

Single adults seeking companionship or romance often place personal advertisements in newspapers and other periodical publications. The Company thus competes with newspapers and other periodicals for a portion of the market share. Similar to "offline" dating agencies, periodicals are subject to geographic restrictions with respect to the market they can operate in. They can be costly and do not have an interactive component as the Company's Internet based service does. Without an interactive component, participants are forced to communicate directly, either via telephone or in person, perhaps more quickly than they would like. As discussed above, the Company's Internet based service allows members to interact from the comfort and security of their homes prior to arranging person to person contact with a prospective companion. Personal advertisements also have the advantage of being accessible to individuals without computers and Internet access. As discussed above, however, the Company believes that the use of the Internet will increase dramatically in the coming years, thereby offsetting a significant portion of the advantage of offline services in this regard.

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

Assessment of Competition

The Company's primary competition comes from other online dating services. The Company's management is of the view that online matchmaking/dating services are superior to services provided by offline competitors and that the major barrier to their success relative to offline competitors is that internet use, despite having expanded rapidly in recent years, is still not universally available in the Company's target market. Management is of the view that once Internet access becomes more widespread, online matchmaking services should displace offline competition. The interactive component of the online service, particularly the potential to foster extensive interaction prior to person to person meetings, should make use of online services more appealing than offline services to single adults seeking companionship. There is no guarantee, however, that access to and use of the Internet will increase. Even if access to and use of the Internet do increase, there is no guarantee that online services will displace offline competitors or that the Company will capture a substantial portion of the online market.

The Company's website is currently functional, but membership recruitment is at a very early stage. Established competitors therefore have an advantage over the Company in that they have already captured a share of the market and thus have an established market presence. The Company has been focusing its efforts on raising equity capital to invest in marketing of its services, which it hopes will increase membership. Lack of equity funding has prevented the Company from making significant investments in marketing to date.

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

The Company retains the services of 3 web-programming consultants to perform maintenance and additional development work on an as needed basis. The consultants work under the Company's direct supervision and their payment is tied to and based on the completion of specific tasks. No written agreements have been entered into between the Company and the consultants. The Company has no obligations to the consultants, and the consultants have no obligations to the Company, beyond the completion of each specified task or segment of development work.

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

Competition in the Online and Offline Matchmaking Service Market

The Company intends to enter into the internet/e-commerce market. This market is subject to intense competition from both private and public businesses nationally and/or around the world, many of who have greater financial and technical resources than the Company. The Company competes with more established competitors in the Internet matchmaking and e-commerce businesses and may have difficulty establishing a significant market presence. In addition, the Company competes with the more established offline matchmaking/dating services industry. Competition from these sources as well as any other future competition may be insurmountable for the Company. If the Company is unable to compete in this marketplace, its business may fail. Refer to the section entitled "Competition" herein.

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

Absence of Operating History

The Company was incorporated on May 7, 1997. As discussed above, however, the Company was previously a mineral exploration company and it has not had an extensive operating history in the internet/e-commerce business. Most of its efforts to date have been focused on the development and marketing of its website. The Company has no revenues from operations and has yet to produce a profit. Failure to achieve projected rates of market penetration could significantly affect the Company's pattern of revenues and expense, and accordingly future cash flow. Therefore, the Company's stockholders should be prepared to bear the economic risk of losing their entire investment.

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

Ability To Raise Additional Capital

The Company may not be able to raise additional funds for expansion and/or growth. If such funds are not available the Company's business may fail and investors may lose their entire investment. Additional financing may come in the form of securities offerings or from bank financing. If additional shares are issued to raise capital, existing shareholders will suffer a dilution of their stock ownership in the Company. In the event the Company has not achieved certain milestones, or consummated further financings, the Company will have severe cash flow and liquidity problems and may cease at that point to be a viable commercial entity. Refer to the section entitled "Plan of Operation – Cash Requirements" for a discussion of the Company's finances.

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

Lack of Market Acceptance of the Internet as a Means of Conducting Commercial Transactions

In management's view, use of the Internet by consumers, despite having expanded rapidly in recent years, is still at an early stage of development. Market acceptance of the Internet as a commercial medium is, therefore, subject to a high level of uncertainty. The Company expects to experience significant fluctuations in operating results in future periods due to a variety of factors, including, but not limited to:

  market acceptance of the Internet as a commercial medium for consumers;

  the Company's ability to create and deliver internet content in order to attract users to its websites to purchase its product and/or services, and to attract advertisers to its website the ability of the Company to produce content which will be attractive to a sufficient number of users to generate significant revenues;
  intense competition from other providers of related content over the Internet;
  delays or errors in the Company's ability to effect electronic commerce transactions;
  the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner;
  technical difficulties, and/or system downtime;
  the Company's ability to attract customers at a steady rate and maintainc ustomer satisfaction;
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

ITEM 2:            DESCRIPTION OF PROPERTY

Office Space

Pursuant to a Lease Agreement between the Company and S&W 97 Enterprises Ltd. dated effective November 1, 2001, the Company formerly leased 826 square feet of office space from S&W Enterprises Ltd. The lease was for a one-year term and was renewed for an additional year. The renewal term expired on November 1, 2003. After the expiry of the renewal term, the Company reduced the amount of office space and negotiated a commensurate reduction in the monthly rent. The Company now rents 488 square feet of office space on a month to month basis and pays a total of $900 (Canadian) per month rent plus 7% Goods and Services Tax.

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

The Company's shares are also listed to trade on the Third Market Segment (the Regulated Unofficial Market) of the Frankfurt Stock Exchange under the symbol ONN, although trading of the Company's shares on this exchange is very sporadic.

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

Quarter Ended	High	Low
June 30, 2002	0.47	0.38
September 30, 2002	0.66	0.38
December 31, 2002	0.75	0.41
March 31, 2003	0.80	0.40
June 30, 2003	0.60	0.08
September 30,2003	0.35	0.145
December 31, 2003	0.44	0.145
March 31, 2004	0.51	0.30
June 30, 2004	0.72	0.26

Quote data is obtained from Canada Stockwatch. Quotations posted on the OTCBB and the NQSB Pink Sheet quotation system reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As at September 24 2004 there were approximately 59 stockholders of record holding 17,004,166 common shares of the Company.

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

Recent Sales of Unregistered Securities

Other than as disclosed herein, no equity securities were sold by the Company during the quarter ended June 30, 2004. Details with respect to equity securities sold by the Company in the three preceding quarters of the fiscal year ended June 30, 2004 are set out in the Company's quarterly reports on Form 10QSB for those periods. The Company's quarterly reports were filed via EDGAR and are available online.

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

The Company's website has been fully operational since September 3, 2002. The Company hopes to generate revenues through the sale of memberships which will permit users to access the website. Prior to the full launch of the website, memberships were offered free of charge. Since the site became fully operational the Company has been working towards developing a user base through the sale of memberships. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. The Company intends to continue the introductory offer until it has been able to carry out marketing activities to promote the website. After the introductory offer has been completed, memberships will be available for $10.95 per month, $29.95 for three months, $49.95 for 6 months and $79.95 for 1 year.

After the website was launched the Company's intention was to promote the sale of memberships through various forms of marketing. The nature and extent of the Company's marketing efforts since the launch of the website have been determined in large part by the availability of capital to conduct marketing activities. Since the Company's revenue stream from the sale of memberships has been limited, the Company has had to rely on small equity financings to provide it with working capital for ongoing operations, including continuing website development and marketing. Funds available for marketing have, therefore, been somewhat limited. Nonetheless, the Company intends to continue to focus such capital as it has at its disposal on marketing the website with a view to increasing revenues through the sale of memberships. Available capital will also be utilized for maintenance and ongoing development of the Company's www.VirtuallyDating.com website as well as the development of its second revenue generating website, www.UrbanFlirt.com (discussed in further detail below).

The Company's initial focus over the next 12 months will be to secure financing on favorable terms. Once the Company's financial situation is clearer to management, management will make the necessary strategic decisions respecting marketing efforts and other uses of financial resources. Specific marketing strategies and website development plans are listed below. The Company will implement these strategies based on cost-effectiveness as resources become available.

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

As of September 24, 2004, the website had 76,161 registered members. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company's inability to secure adequate financing since the launch of the website has limited its ability to invest money into marketing its flagship property. The Company's ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled "Cash Requirements" for a discussion of the Company's attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

On August 1, 2002, the Company entered into an agreement with Fortune Capital Management (USA) Inc. ("Fortune"), pursuant to which Fortune has agreed to provide sales and marketing services to the Company. Under the terms of the agreement, Fortune is to provide marketing concepts for the VirtuallyDating website, explore strategic partnerships for the website and provide conceptual design for marketing materials to advertise the website. The Company pays $2,500 per month to Fortune and reimburses Fortune for expenses incurred in carrying out its duties under the agreement. The Agreement was originally for a term of 12 months but is being continued on a month to month basis by mutual agreement between the parties.

Additional Website Development

The Company retains the services of 3 web-programming consultants to perform maintenance and additional development work on an as needed basis. The consultants work under the Company's direct supervision and their payment is tied to and based on the completion of specific tasks. The Company currently intends to continue to develop new features which will make the website more attractive to prospective members when and if funds are available. Proposed features may include a webpage entitled "Hey Bartender" which will provide recipes for alcoholic cocktails. Members will be invited to post their own favorite recipes on the page. Another section entitled "Postcards From Stanley" may be created. This section would feature travel reviews of destinations geared towards singles.

Urban Flirt

The Company also announced that development is underway in connection with a second revenue generating web property which will be known as "UrbanFlirt" and will be located on the web at www.urbanflirt.com. This web based community will feature the traditional online matchmaking components that have pioneered the Online Dating Industry to date. The site will feature core functionality such as photo upload, messaging capabilities, compatibility indicators, detailed matching and distance calculators. The Company's intentions are to design the site to appeal to the over 25-45 crowd. This demographic represents the highest users of Online Dating Services on the Internet today. The UrbanFlirt website is currently functional and is being subjected to internal testing by the Company. The launch of this product has been postponed by the Company until adequate equity financing is successfully raised to complete the final necessary programming and marketing to properly roll out this new property.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until October 31, 2004. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company's ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

On April 25, 2004, the Company negotiated a loan in the amount of $25,000 from Fortune Capital Management, Inc. The loan is due and payable on October 25, 2004 and is secured by a convertible promissory note. The loan bears interest at a rate of 10% per annum. The promissory note is convertible at the option of the noteholder at any time after October 25, 2004 into shares of common stock of the Company at a conversion price of $0.25 per share. The conversion rights may be exercised at any time after October 25, 2004, but must be exercised prior to payment in full of the principal amount of the loan and any accrued interest. The Company has the right to prepay the loan at any time upon 15 days written notice to the noteholder.

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

INDEPENDENT AUDITORS' REPORT

To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have audited the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of June 30, 2004, and June 30, 2003, and the related Statements of Income, Retained Earnings, Cash Flows, and Changes in Stockholders' Equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

"Moen and Company"
("Signed")

Chartered Accountants
Vancouver, British Columbia, Canada
September 21, 2004

"Independent Accountants and Auditors"

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Balance Sheet June 30, 2004 (In U.S. Dollars) (With Comparative Figures at June 30, 2003)

	June 30,

	2004	2003

ASSETS
Current Assets
Cash	$3,245	$9,806
TOTAL CURRENT ASSETS	3,245	9,806
Deferred tax asset	52,500	52,500
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5)	18,939	32,815
Computer software development (Note 6(b))
Application development stage costs	325,000	325,000

TOTAL ASSETS	$399,684	$420,121

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$96,801	$39,989
Management fees payable (Note 4(a))	102,500	55,000
Loan payable (Note 11)	25,000
Due to related parties (Notes 4(c))	45,067	44,112
TOTAL CURRENT LIABILITIES	269,368	139,101
Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 17,004,166 common shares
(2003 - 15,630,000 common shares)	17,004	15,630
Paid in capital in excess of par value of stock	2,818,763	2,645,220
Deficit accumulated during development stage (note 1)	(2,697,661)	(2,381,230)
Cumulative currency translation adjustments (Note 2(b))	(7,790)	1,400
TOTAL STOCKHOLDERS' EQUITY	130,316	281,020

TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$399,684	$420,121

Approved on Behalf of the Board

"Chad D. Lee"	, President and Chief Executive Officer and Director

"Marlene C. Schluter"	,Secretary and Treasurer and Chief Financial Officer and Director

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statement of Income (In U.S. Dollars)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Year Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2004	2004	2003	2004	2003

Interest and Other Income	$1,264	$1,264	$--	$175	$--

Administration Costs
Compensation on stock option	$150,000	$--	$--	$--	$--
Funding agreement commitment costs	345,600	--	--	--	--
Depreciation	98,150	13,876	13,876	3,469	3,469
Filing and transfer agent fees	28,184	2,427	5,413	671	749
Financing costs	22,550	--	--	--	--
Interest on loans	7,268	2,417	4,851	--	--
Management and consulting fees	782,002	134,483	139,726	15,000	31,261
Office expenses, net	213,327	32,108	29,422	8,006	7,541
Option payment, mineral properties	30,000		--	--	--
Professional fees	246,363	17,901	19,279	6,314	9,244
Promotion, investor relations,
and investor communications	87,866	741	2,521	(104)	--
Computer technology and
software development-preliminary
development stage costs	393,438	39,349	64,418	15,980	9,282
Website marketing/Banner
advertising costs	296,688	64,330	35,614	848	8,163
Travel expenses	49,989	10,063	7,896	7,438	--
	2,751,425	317,695	323,016	57,622	69,709
Profit Before Income Taxes	(2,750,161)	(316,431)	(323,016)	(57,447)	(69,709)
Deferred income taxes	(52,500)	--	--	--	--

Net profit (loss) for the period	$(2,697,661)	$(316,431)	$(323,016)	$(57,447)	$(69,709)

Weighted Average Share Outstanding
Basic		16,433,752	15,345,000	16,433,752	15,345,000
Diluted		17,933,752	16,845,000	17,933,752	16,845,000

Net loss per common share (Note 8)
Basic		$(0.02)	$(0.02)	$(0.00)	$(0.00)
Diluted		$(0.02)	$(0.02)	$(0.00)	$(0.00)

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statement of Cash Flows (In U.S. Dollars)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Year Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2004	2004	2003	2004	2003
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(2,697,661)	$(316,431)	$(323,016)	$(57,447)	$(69,709)
Items not requiring use of cash:
Shares issued for funding agreement
commitment costs	345,600	--	--	--	--
Shares issued for assignment of
option on mineral properties	30,000	--	--	--	--
Shares issued for compensation
on stock options	150,000	--	--	--	--
Shares issued for private business	200,000	--	--	--	--
Shares cancellation	(82,250)	--	--	--	--
Shares issued for services and loan payable	95,417	62,417	3,000	--	--
Depreciation	98,150	13,876	13,876	3,469	3,469
Cumulative currency translation adjustments	(7,790)	(9,190)	1,126	(1,834)	--
Changes in non-cash working capital items
Deferred income tax	(52,500)	--	--	--	--
Share subscriptions receivable	--	--	--		--
Prepaid expense	--	--	2,209	--
Accounts payable	96,801	56,812	(6,538)	689	7,952
Management fees payable	102,500	47,500	2,500	15,000
Cash used for operating activities	(1,721,733)	(145,016)	(306,843)	(40,123)	(58,288)
Investing Activities
Computer software development
Application development stage costs	(325,000)	--	--	--	--
Fixed assets purchased	(117,089)	--	(435)	--	--
Cash used for investing purposes	(442,089)	--	(435)	--	--
Financing Activities
Capital stock subscribed	2,097,000	112,500	395,000	--	60,000
Loan payable (repayment)	25,000	25,000	(55,000)	25,000	--
Loan from Fusion Capital (repayment)	--	--	(50,000)	--	--
Due to related parties	45,067	955	14,112	--
Cash provided by financing activities	2,167,067	138,455	304,112	25,000	60,000
Cash increase (decrease)
during the period	3,245	(6,561)	(3,166)	(15,123)	1,712
Cash, Beginning of period	--	9,806	12,972	18,368	8,094

Cash, End of period	$3,245	$3,245	$9,806	$3,245	$9,806

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statement of Retained Earnings (Deficit) (In U.S. Dollars)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Year Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2004	2004	2003	2004	2003

Balance (deficit), beginning of year	$--	$(2,381,230)	$(2,058,214)	$(2,640,214)	$(2,311,521)

Net profit (loss) for the period	(2,697,661)	(316,431)	(323,016)	(57,447)	(69,709)

Balance (deficit), end of year	$(2,697,661)	$(2,697,661)	$(2,381,230)	$(2,697,661)	$(2,381,230)

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statement of Stockholders' Equity From Date of Inception on August 1, 1997 to June 30, 2004 (In U.S. Dollars)

							Cumulative
	Number of		Additional	Total	Retained		Currency	Total
	Common	par	Paid-in	Capital	Earnings		Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)		Adjustments	Equity

Net loss for eleven month
period ended June 30, 1998					$(144,175)	$		$(144,175)
Issued for cash, @$0.01
October 23, 1997	1,500,000	$1,500	$13,500	$15,000				15,000
Issued for cash, @$0.001
May 8, 1997	500,000	500		500				500
Issued for assignment of option on
mineral properties, @$0.0035
September 30, 1997	8,500,000	8,500	21,500	30,000				30,000
	10,500,000	10,500	35,000	45,500	(144,175)			(98,675)
Shares subscribed and fully
paid and issued, @$0.50
April 6, 1999	85,000	85	42,415	42,500				42,500
Balance, June 30, 1998	10,585,000	10,585	77,415	88,000	(144,175)			(56,175)
Net loss for year ended June 30, 1999					(478,497)			(478,497)
Compensation on stock options			120,000	120,000				120,000
Cumulative currency translation adjustments							(1,055)	(1,055)
Issued for cash, @$0.50
April 6, 1999	20,000	20	9,980	10,000				10,000
Issued for cash, @$0.50
April 6, 1999	100,000	100	49,900	50,000				50,000
Issued for private business, @$0.50
April 2, 1999	400,000	400	199,600	200,000				200,000
Issued for cash, @$0.50
April 15, 1999	1,600,000	1,600	798,400	800,000				800,000
Balance, June 30, 1999	12,705,000	12,705	1,255,295	1,268,000	(622,672)		(1,055)	644,273
(Carried forward to next page)

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statement of Stockholders' Equity From Date of Inception on August 1, 1997 to June 30, 2004 (In U.S. Dollars)

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
(Carried forward to next page)

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statement of Stockholders' Equity From Date of Inception on August 1, 1997 to June 30, 2004 (In U.S. Dollars)

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative currency translation adjustments						194	194
Net loss for year ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	14,420	2,218,430	2,232,850	(2,058,214)	274	174,910
Issued for cash @ $0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @$0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @ $0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @ $0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative currency translation adjustments						1,126	1,126
Net loss for year ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	$15,630	$2,645,220	$2,660,850	$(2,381,230)	$1,400	$281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300	105,000			105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450	7,500			7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793	62,417			62,417
Net loss for year ended
June 30, 2004					(316,431)		(316,431)
Cumulative currency translation adjustments						(9,190)	(9,190)
Balance, June 30, 2004	17,004,166	$17,004	$2,818,763	$2,835,767	$(2,697,661)	$(7,790)	$130,316

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements June 30, 2004 (In U.S. Dollars)

Note 1.	BUSINESS OPERATIONS

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

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements June 30, 2004 (In U.S. Dollars)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES
	b)	Translation of Foreign Currency (cont'd)

An analysis of the changes in the cumulative currency translation adjustments as disclosed as part of stockholders' equity, is as follows:

	Year Ended
	June 30,
	2004	2003
Beginning balance, June 30, 2003 & 2002	$1,400	$1,400
Change during the year	(9,190)	--
Ending balance, June 30, 2004 & 2003	$(7,790)	$1,400

c)	Amortization of Computer Software
Development – Application Development Stage Costs

The company is in the application development stage relating to the development of computer software, and accordingly, costs are capitalized. When the company is in the post- implementation / operation stage, costs will be expensed as incurred.

Amortization of computer software costs of $325,000 will commence when the software service is available to be marketed. The amortization period is for twenty-six months on a straight-line basis. The software is not available to be marketed as at June 30, 2004, and therefore no amortization of this cost has been charged to operations for the year ended June 30, 2004.

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

(e)	Cash

Cash is represented by funds on deposit with the Company's bankers and is unrestricted as to use.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements June 30, 2004 (In U.S. Dollars)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (cont'd)

	(f)	Segmented Information Segmented information of the Company's identifiable assets and operating activities, is as follows:

June 30, 2004	Canada	U.S.	Total
Current assets	$3,245	$0	$3,245
Deferred tax assets	52,500	0	52,500
Net fixed assets	18,939	0	18,939
Computer software development	325,000	0	325,000
Total Assets	$399,684	$0	$399,684

Revenue	$0	1,264	1,264
Administration costs	317,695	0	317,695
Net (loss) for the year	$(317,695)	$1,264	$(316,431)

June 30, 2003	Canada	U.S.	Total
Current assets	$9,806	$0	$9,806
Deferred tax assets	52,500	0	52,500
Net fixed assets	32,815	0	32,815
Computer software development	325,000	0	325,000
Total Assets	$420,121	$0	$420,121

Revenue	$0	0	0
Administration costs	323,016	0	323,016
Net (loss) for the year	$(323,016)	$0	$(323,016)

(g)	Recent Accounting Pronouncements

In August, 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and / or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143. SFAS 143 does not have a material effect on the Company's results of operations, financial position or liquidity.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements June 30, 2004 (In U.S. Dollars)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES
	(g)	Recent Accounting Pronouncements (cont'd)

In November, 2002, the EITF reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This issue addresses certain aspects of accounting for arrangement whereby a vendor performs multiple revenue-generating activities. This issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the related revenue should be measured and allocated to the separate units of accounting. This issue is effective for revenue arrangements entered into for fiscal periods beginning after June 15, 2003. There is no effect on the Company of EITF 00-21 on the Company's results of operations, financial position or liquidity as the Company currently has no multiple deliverable revenue arrangements.

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation and Disclosure" ("SFAS148"). SFAS 148 addresses additional disclosure rules concerning stock-based compensation and three alternative methods for companies to choose from for those companies that have chosen to expense stock options under the fair value method prescribed by SFAS 123. The Company has not issued any stock options by March 31, 2004. (See Note 8 Stock-Based Compensation / Pension Plan)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." It established standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This standard was effective for financial instruments entered into or modified after June 30, 2003, with no material effect on the Company's financial position or results of operations.

Note 3.	CAPITAL STOCK

	a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

	b)	Common shares issued and outstanding are as follows:

	Shares	$
Balance, June 30, 2003	15,630,000	$2,660,850
Issued for cash	750,000	112,500
Issued for notes payable	624,166	62,417
Balance, June 30, 2004	17,004,166	$2,835,767

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements June 30, 2004 (In U.S. Dollars)

Note 4.	RELATED PARTY TRANSACTIONS

	a)	Management fees payable - $102,500

(i)
Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. The unpaid portion of these management fees, as at June 30, 2004 is $50,000.

(ii)
Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Executive Officer, and Director of the Company. The unpaid portion of these management fees, as at June 30, 2004 is $52,500.

	b)	Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at June 30, 2004:

Chad D. Lee	5,500,000	common shares
Marlene C. Schluter	2,500,000	common shares
	8,000,000

c)	Loans to the Company unpaid as at June 30, 2004 are as follows:

Netgain Management Solutions Inc.	$7,660
Chad D. Lee	20,000
Snowy Creek Resources Ltd.	7,407
Marlene C. Schluter	10,000
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

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements June 30, 2004 (In U.S. Dollars)

Note 5.	FIXED ASSETS - COMPUTER EQUIPMENT The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum. The cost and accumulated depreciation are as follows:

	June 30,
	2004	2003
Cost	$117,089	$117,089
Accumulated depreciation	(98,150)	(84,274)
Net balance	$18,939	$32,815

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS

	a)	Acquisition From Online Innovation
i)
The Company by resolution dated April 2, 1999, acquired from Online Innovation, a non- reporting private Canadian unincorporated entity, 100% interest in all of its proprietary and intellectual property associated with its business plan and concepts and its world wide web site domain name: www.virtuallydating.com.

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

a)
The Company has an Incentive Stock Plan that was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been exercised relating to this plan up to June 30, 2004.

	b)	There are no liabilities for pension costs at June 30, 2004, as the Company does not have a pension plan.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements June 30, 2004 (In U.S. Dollars)

Note 8.	NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	June 30,
	2004	2003
Basic	16,433,752	15,345,000
Options	1,500,000	1,500,000
Diluted	17,933,752	16,845,000

Computation of net loss per share:

	June 30,
	2004	2003
Net loss per share - Basic	$(0.02)	$(0.02)
Net loss per share - Diluted	$(0.02)	$(0.02)

Note 9.	INCOME TAXES

The Company has losses carried forward to future years of $2,697,661. The potential tax benefit  has not been recorded, as an equivalent reserve has been provided due to uncertainty of application  of the losses.

Note 10.	FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable, management fees payable,  loan payable, and due to related parties. It is management's opinion that the Company is not  exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying values.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements June 30, 2004 (In U.S. Dollars)

Note 11.	LOANS PAYABLE

Converted to Common Shares

(a)
On July 4, 2003, the Company arranged financing of $40,000 and issued Convertible Bridge Financing Notes, whereby the Company promises to pay $20,000 each to Ross Kraemer and Fortune Capital Management, respectively, with interest at 10% per annum, and maturity date of January 4, 2004. After January 4, 2004, the Holders shall have the right, at their options to convert the principal amount of the notes, together with all accrued interest into fully paid and non-assessable shares of the Company's common stock at a conversion price of $0.10 per share. These convertible bridge financing notes have been converted to common shares during the year ended June 30, 2004.

(b)
On October 1, 2003, November 1, 2003, the Company arranged financing of $20,000 and issued Convertible Bridge Financing Notes, whereby the Company promises to pay $10,000 each to Michael-John James Ross and Fortune Capital Management Inc., respectively with interest at 10% per annum, and maturity date of January 1, 2004. After January 4, 2004, the Holders shall have the right, at their options to convert the principal amount of the notes, together with all accrued interest into fully paid and non-assessable shares of the Company's common stock at a conversion price of $0.10 per share. These convertible bridge financing notes have been converted to common shares during the year ended June 30, 2004.

Unpaid at June 30, 2004

(c)
On April 25, 2004, the Company arranged financing of $25,000 and issued Convertible Bridge Financing Notes, whereby the Company promises to pay $25,000 to Fortune Capital Management Inc. with interest at 10% per annum, and maturity date of October 25, 2004. After October 25 2004, the Holders shall have the right, at their options to convert the principal amount of the notes, together with all accrued interest into fully paid and non- assessable shares of the Company's common stock at a conversion price of $0.25 per share.

Note 12.	CONSULTING AGREEMENTS

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

ITEM 8A:         CONTROLS AND PROCEDURES

The Company is managed exclusively by its principal executive officer and principal financial officer. The Company does not have management or employees which are separate from these 2 individuals. As a result, all disclosure decisions are made directly by the principal executive officer and principal financial officer of the Company and are based on direct knowledge of the Company's affairs held by them. These individuals also carry out all bookkeeping and other record keeping activities undertaken by the Company and make all business decisions for the Company. While the Company retains the services of a small number of consultants, none of these individuals has control over formal disclosure decisions or disclosure contained in documents such as press releases and financial reports. All formal disclosure documents are reviewed and approved by the Company's principal executive officer and principal financial officer and are based on first hand knowledge of these individuals (as opposed to knowledge derived from reports from employees, consultants or managers). As a consequence, the Company's principal executive officer and principal financial officer are of the view that the Company's disclosure controls and procedures are effective and result in full and true disclosure of material facts related to the Company's affairs.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of its disclosure controls and procedures and the effectiveness of those procedures in the last fiscal quarter.

PART III

ITEM 9:            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth, as of the date of this registration statement, the name, age, and position of the officers and directors of the Company and the date of appointment of such officer or director:

Name	Age	Position (1)
Chad D. Lee (2)	36	Director, President and CEO

Marlene Schluter (3)	40	Director, Secretary and Treasurer
Harvey H. Cohen (4)	78	Director and Vice President

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

Chad D. Lee

Mr. Lee, the founder of what is now Online Innovation, Inc., is a graduate of the University of British Columbia where he focused his studies on the field of Urban Land Economics. He has used his skills in strategic management, financial analysis and planning, contract negotiation, and business planning to develop new companies and to assist established companies. Mr. Lee is also the Principal of Netgain Management Solutions Inc. where he has developed and implemented multi-media marketing strategies for several publicly traded companies. Mr. Lee brings to the Company expertise in strategic management, demonstrating strong leadership in visioning, corporate strategy development and deployment with a clear focus on achieving results. Utilizing his expertise in strategic visioning, he has diversified the company's focus to the communications and hi-tech Internet sectors with the acquisition and further development of the Company's technology assets.

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
Code Of Ethics

The Company has not adopted a formal written code of ethics applicable to its principal executive officer and principal financial officer. As noted under item 8A above, the Company is managed exclusively by its principal executive officer and principal financial officer, both of whom are directors of the Company. The Company does not have management or employees which are separate from these 2 individuals. All work related to the Company is performed by a small number of consultants who are under the direct supervision of the principal executive officer and principal financial officer. All of the Company's finances are controlled by the principal executive officer and principal financial officer and all decisions related to the Company's affairs are made by these 2 individuals. Since they also comprise a majority on the board of directors of the Company, are directly accountable to the Company's shareholders and are subject to the all of the legal duties, obligations and liabilities applicable to directors of public companies, management is of the view that the adoption of a written code of ethics is not necessary.

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

Summary Compensation Table
Name and Principal Position	Year Ended	Annual Compensation
Salary
Chad Lee , President & Director	June 30, 2004 June 30, 2003 June 30, 2002	$30,000(1) $30,000(1) $30,000(1)

(1)	The cash compensation shown was paid to Mr. Lee pursuant to management agreements between the Company and a company wholly owned by Mr. Lee.

As of the date of this report, the Company has not paid any bonuses or granted any stock awards, options or stock appreciation rights to any officer, director or employee. The Company has no arrangements for the compensation of directors and officers for their services as directors and officers.

ITEM 11:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's issued and outstanding common stock as of September 24, 2004 by i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's common stock; (ii) named directors and executive officers; and (iii) all directors and executive officers of the Company as a group:

Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class (1)
Chad D. Lee (President, Chief Executive Officer and Director) 61-12411 Jack Bell Drive Richmond, British Columbia Canada	5,500,000(2)	32.3%
Marlene C. Schluter (Secretary, Treasurer and Director) 2215 Inglewood Avenue West Vancouver, British Columbia Canada	2,500,000(2)	14.7%
Harvey H. Cohen (Vice President and Director) 8278 Tugboat Place Vancouver, British Columbia Canada	0(2)	0.0%
Directors and Officers as a Group (3 persons)	8,000,000	47%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

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

ITEM 13:          EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description
Number

3(i)[5]	Certificate of Incorporation dated May 7, 1997; Certificate of Amendment dated October 16, 1997; and Certificate of Amendment dated April 8, 1999.

3(ii).1[5]	Bylaws of Micro Millennium, Inc.

3(ii).2[5]	Resolution of the board of directors approving amendment to the By-Laws of Micro Millenium, Inc.

10.1	Convertible Promissory Note dated April 25, 2004 in favor of Fortune Capital Management (USA) Inc.

10.2	Consulting Agreement dated November 24, 2003 between the Company and Westport Strategic Partners, Inc.

10.3	Consulting Agreement dated February 23, 2004 between the Company and The R.H. Barsom Company Inc.

10.4	Consulting Agreement dated January 9, 2004 between the Company and CEOCast Inc.

10.4[1]	Termination Notice dated June 5, 2003 respecting the Loan Agreement between the Company and Fusion Capital Fund II, LLC dated April 30, 2002

10.5[1]	Convertible Promissory Note dated July 4, 2003 in favor of Fortune Capital Management (USA) Inc.

10.6[1]	Convertible Promissory Note dated July 4, 2003 in favor of Ross Kraemer

10.7[2]	Loan Agreement between the Company and Fusion Capital Fund II, LLC dated April 30, 2002

10.8[2]	Consulting Agreement between the Company and Damon Hoy dated June 15, 2002

10.9[2]	Convertible Promissory Note dated January 10, 2002 in favor of Richard L. Coglon

10.10[2]	Convertible Bridge Financing Note dated November 7, 2001 in favor of CK Dragon Trust

10.11[2]	Convertible Bridge Financing Note dated August 29, 2001 in favor of Progressive Contracting Ltd.

10.12[2]	2000 Incentive Stock Option Plan

10.13[4]	Common Stock Purchase Agreement between Fusion Capital Fund II, LLC and the Company dated June 25, 2001.

10.14[3]	Promotion Agreement between Action Stocks, Inc. and the Company dated June 11, 2001.

10.15[5]	Consulting Agreement between National Financial Communications Corp. and the Company dated February 1, 2000.

10.16[5]	Custom Affiliate Agreement between KnowledgeWeb, Inc. and the Company, dated November 8, 1999.

10.17[5]	Lease Agreement between 570679 B.C. Ltd. as Lessor and the Company as Lessee, dated November 1, 1999.

10.18[5]	Agreement between Netgain Management Solutions Inc. and the Company, dated November 1, 1999, for management and administrative services provided by Netgain Management Solutions Inc.

10.19[5]	Agreement between 535424 B.C. Ltd., the Company, dated April 1, 1999, for professional media buying/marketing services provided by 535424 B.C. Ltd.

10.20[5]	Agreement between Stratford Internet Technologies, Inc. and the Company dated July 30, 1999, for services related to the development,

design and maintenance of the Company's internet based products and services.

10.21[5]	Purchase Agreement between Sinaloa Gold Corp. and Online Innovation, dated April 2, 1999.

10.22[5]	Option Agreement between Fordee Management Company and the Company, dated February 2, 1999.

10.23[5]	Agreement between MCS Management Ltd. and the Company, dated November 1, 1998, for management and administrative services provided by MCS Management Ltd.

10.24[5]	Agreement in Principle between Minera Fuerte Mayo and CL Communications Group, dated September 30, 1997.

10.25[5]	Assignment Agreement between Sinaloa Gold Corp. and CL Communications Group, dated September 30, 1997.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

[1]	Incorporated by reference from the Company's Form 10KSB filed with the Commission on September 26, 2003.

[2]	Incorporated by reference from the Company's Form 10KSB filed with the Commission on September 27, 2002.

[3]	Incorporated by reference from the Company's Form 10KSB filed with the Commission on September 28, 2001.

[4]	Incorporated by reference from the Company's Form 8-K filed on July 10, 2001, as amended.

[5]	Incorporated by reference from the Registration Statement on Form 10SB of the Company filed with the Commission on February 1, 2000 as amended.

(b) Reports on Form 8K

No reports on Form 8-K were filed during the period covered by this report.

ITEM 14:          PRINCIPAL ACCOUNTING FEES AND SERVICES

Moen & Company, Chartered Accountants ("Moen & Company"), are the Company's independent auditors and examined the financial statements of the Company for the fiscal years ending June 30, 2004 and June 30, 2003. Moen & Company performed the services listed below and was paid the fees listed below for the fiscal years ended June 30, 2004 and June 30, 2003.

Audit Fees

Moen & Company was paid aggregate fees of approximately $12,000 for the fiscal year ended June 30, 2003 and approximately $12,000 for the fiscal year ended June 30, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Moen & Company was not paid additional fees for either of the fiscal years ended June 30, 2003 or June 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Moen & Company was not paid any fees for the fiscal year ended June 30, 2003 or for the fiscal year ended June 30, 2004 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Moen & Company was not paid any other fees for professional services during the fiscal years ended June 30, 2003 and June 30, 2004.

Audit Committee Policies and Procedures

The audit and review services provided to the Company by Moen & Company in the fiscal years ended June 30, 2004 and June 30, 2003 were pre-approved by the Company's audit committee. Prior to engaging Moen & Company to perform audit and review services, the Company's audit committee reviews the service to be provided and the fee to be paid by the Company for such service and assesses the impact of the service on the auditor's independence.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 27, 2004	ONLINE INNOVATION, INC.
(Registrant)

		By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

		By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date:	September 27, 2004

By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date:	September 27, 2004