Form 10QSB
period 2004-09-30
ONLINE INNOVATION INC
filed 2004-11-12
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

As of November 10, 2004, the registrant's outstanding common stock consisted of 17,104,166 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO  ☒

ONLINE INNOVATION, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Attached are the registrant's unaudited financial statements for the three month period ended September 30, 2004, with comparative figures for the three month period ended September 30, 2003, and the Independent Accountant's Report thereon.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors and Shareholders of
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have reviewed the accompanying Balance Sheet of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of September 30, 2004, and the Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the three month periods ended September 30, 2004 and September 30, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

"Moen and Company"
("Signed")

Chartered Accountants

Vancouver, British Columbia, Canada
November 2, 2004

"Independent Accountants and Auditors"

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Balance Sheet
September 30, 2004
(In U.S. Dollars)
(With Comparative Figures at June 30, 2004)
(Unaudited)

	September 30,	June 30,
	2004	2004

ASSETS

Current Assets
Cash	$6,048	$3,245
TOTAL CURRENT ASSETS	6,048	3,245

Deferred tax asset	52,500	52,500
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5)	15,470	18,939
Computer software development (Note 6(b))
Application development stage costs	287,500	325,000

TOTAL ASSETS	$361,518	$399,684

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$96,268	$96,801
Management fees payable (Note 4(a))	117,500	102,500
Loan payable (Note 11)	28,846	25,000
Due to related parties (Notes 4(c))	45,067	45,067
TOTAL CURRENT LIABILITIES	287,681	269,368
Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 17,104,166 common shares
(June 30, 2004 - 17,004,166 common shares), par value	17,104	17,004
Paid in capital in excess of par value of stock	2,833,663	2,818,763
Deficit accumulated during development stage (Note 1)	(2,769,140)	(2,697,661)
Cumulative currency translation adjustments (Note 2(b))	(7,790)	(7,790)
TOTAL STOCKHOLDERS' EQUITY	73,837	130,316

TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$361,518	$399,684

Approved on Behalf of the Board

"Chad D. Lee"	, President and Chief Executive Officer and Director

"Marlene C. Schluter"	, Secretary and Treasurer and Chief Financial Officer and Director

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Income
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Three Months Ended
	to September 30,	September 30,
	2004	2004	2003

Interest and Other Income	$1,264	$--	$--

Administration Costs
Amortization of computer software development stage costs	37,500	37,500	--
Compensation on stock option	150,000	--	--
Computer technology and
software development-preliminary
development stage costs	393,438	--	8,494
Depreciation - fixed assets	101,619	3,469	3,469
Filing and transfer agent fees	28,675	491	297
Financing costs	22,550	--	--
Funding agreement commitment costs	345,600	--	--
Interest on loans	7,268	--	--
Management and consulting fees	797,002	15,000	23,841
Office expenses, net	220,236	6,909	3,083
Option payment, mineral properties	30,000	--	--
Professional fees	249,013	2,650	8,667
Promotion, investor relations,
and investor communications	88,711	845	--
Travel expenses	50,566	577	387
Website marketing/Banner
advertising costs	300,726	4,038	5,630
	2,822,904	71,479	53,868
Profit (Loss) Before Income Taxes	(2,821,640)	(71,479)	(53,868)
Deferred income taxes	(52,500)	--	--

Net profit (loss) for the period	$(2,769,140)	$(71,479)	$(53,868)

Weighted Average Share Outstanding
Basic		17,079,166	15,630,000
Diluted		19,079,166	17,130,000

Net loss per common share (Note 8)
Basic		(0.00)	$(0.00)
Diluted		(0.00)	$(0.00)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Three Months Ended
	to September 30,	September 30,
	2004	2004	2003

Balance (deficit), beginning of period	$--	$(2,697,661)	$(2,381,230)

Net profit (loss) for the period	(2,769,140)	(71,479)	(53,868)

Balance (deficit), end of period	$(2,769,140)	$(2,769,140)	$(2,435,098)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Three Months Ended
	to September 30,	September 30,
	2004	2004	2003

Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(2,769,140)	$(71,479)	$(53,868)
Items not requiring use of cash:
Shares issued for funding agreement
commitment costs	345,600	--	--
Shares issued for assignment of
option on mineral properties	30,000	--	--
Shares issued for compensation
on stock options	150,000	--	--
Shares issued for private business	200,000	--	--
Shares cancellation	(82,250)	--	--
Shares issued for services and loan payable	95,417	--	--
Depreciation - fixed assets	101,619	3,469	3,469
Amortization of computer software development stage costs	37,500	37,500	--
Cumulative currency translation adjustments	(7,790)	--	(5,142)
Changes in non-cash working capital items
Deferred income tax	(52,500)	--	--
Accounts payable	96,268	(533)	6,059
Management fees payable	117,500	15,000	5,000
Cash used for operating activities	(1,737,776)	(16,043)	(44,482)
Investing Activities
Computer software development
Application development stage costs	(325,000)	--	--
Fixed assets purchased	(117,089)	--	--
Cash used for investing purposes	(442,089)	--	--
Financing Activities
Capital stock subscribed	2,112,000	15,000	--
Loan payable	28,846	3,846	40,000
Due to related parties	45,067	--	955
Cash provided by financing activities	2,185,913	18,846	40,955
Cash increase (decrease)
during the period	6,048	2,803	(3,527)
Cash, Beginning of period	--	3,245	9,806

Cash, End of period	$6,048	$6,048	$6,279

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to September 30, 2004
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
(Carried forward to next page)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to September 30, 2004
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
(Carried forward to next page)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to September 30, 2004
(In U.S. Dollars)
(Unaudited)

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative currency translation adjustments						194	194
Net loss for year ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	14,420	2,218,430	2,232,850	(2,058,214)	274	174,910
Issued for cash @ $0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @$0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @ $0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @ $0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative currency translation adjustments						1,126	1,126
Net loss for year ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	15,630	2,645,220	2,660,850	(2,381,230)	1,400	281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300	105,000			105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450	7,500			7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793	62,417			62,417
Net loss for year ended
June 30, 2004					(316,431)		(316,431)
Cumulative currency translation adjustments						(9,190)	(9,190)
Balance, June 30, 2004	17,004,166	17,004	2,818,763	2,835,767	(2,697,661)	(7,790)	130,316
Warrants exercised	100,000	100	14,900	15,000			15,000
Net loss for period ended
September 30, 2004					(71,479)		(71,479)
Balance, September 30, 2004	17,104,166	$17,104	$2,833,663	$2,850,767	$(2,769,140)	$(7,790)	$73,837

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2004
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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2004
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES
	b)	Translation of Foreign Currency (cont'd)

An analysis of the changes in the cumulative currency translation adjustments as disclosed as part of stockholders' equity, is as follows:

	Three Months Ended
	September 30,
	2004	2003
Beginning balance, June 30, 2004 & 2003	$(7,790)	$1,400
Change during the period	--	(5,142)
Ending balance, September 30, 2004 & 2003	$(7,790)	$(3,742)

c)	Amortization of Computer Software
Development – Application Development Stage Costs

Amortization of computer software costs of $325,000 commenced on July 1, 2004. The amortization period is for twenty-six months on a straight-line basis. Amortization of this cost of $37,500 has been charged to operations for the three month period ended September 30, 2004. The balance of $287,500 is to be amortized over future periods at the rate of $37,500 per quarter.

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2004
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (cont'd)

	(f)	Segmented Information

Segmented information of the Company's identifiable assets and operating activities, is as follows:

September 30, 2004	Canada	U.S.	Total
Current assets	$6,048	$0	$6,048
Deferred tax assets	52,500	0	52,500
Net fixed assets	15,470	0	15,470
Computer software development	287,500	0	287,500
Total Assets	$361,518	$0	$361,518

Revenue	$0	$0	0
Administration costs	71,479	0	71,479
Net (loss) for the period	$(71,479)	$0	$(71,479)

September 30, 2003	Canada	U.S.	Total
Current assets	$6,279	$0	$6,279
Deferred tax assets	52,500	0	52,500
Net fixed assets	29,346	0	29,346
Computer software development	325,000	0	325,000
Total Assets	$413,125	$0	$413,125

Revenue	$0	$0	0
Administration costs	53,868	0	53,868
Net (loss) for the period	$(53,868)	$0	$(53,868)

(g)	Recent Accounting Pronouncements

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2004
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

Note 3.	CAPITAL STOCK

	a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

	b)	Common shares issued and outstanding are as follows:

			Shares	$
	Balance, June 30, 2004		17,004,166	$2,835,767
	Warrants exercised		100,000	15,000
	Balance, September 30, 2004		17,104,166	$2,850,767

c)	Warrants outstanding as at September 30, 2004 are as follows:

		Units	Exercise Price	Maturity Date
	482047 B.C. Ltd.	500,000	0.20	November 4, 2005

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2004
(In U.S. Dollars)
(Unaudited)

Note 4.	RELATED PARTY TRANSACTIONS

	a)	Management fees payable - $117,500

(i)
Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. The unpaid portion of these management fees, as at September 30, 2004 is $57,500.

(ii)
Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Executive Officer, and Director of the Company. The unpaid portion of these management fees, as at September 30, 2004 is $60,000.

	b)	Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at September 30, 2004:

	Chad D. Lee	4,000,000	common shares
	Marlene C. Schluter	4,000,000	common shares
		8,000,000

c)	Loans to the Company unpaid as at September 30, 2004 are as follows:

	Netgain Management Solutions Inc.	$7,660
	Chad D. Lee	20,000
	Snowy Creek Resources Ltd.	7,407
	Marlene C. Schluter	10,000
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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2004
(In U.S. Dollars)
(Unaudited)

Note 5.	FIXED ASSETS - COMPUTER EQUIPMENT The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum. The cost and accumulated depreciation are as follows:

	September 30,
	2004	2003
Cost	$117,089	$117,089
Accumulated depreciation	(101,619)	(87,743)
Net balance	$15,470	$29,346

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS

	a)	Acquisition From Online Innovation
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

By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies ("Stratford"), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September 30, 2001, due to the receivership of Stratford, for a net amount of $325,000, which is capitalized in these financial statements. During the period ended September 30, 2004, the computer software costs of $37,500 have been expensed. (See Note 2(c)).

September 30,
2004
Balance, June 30, 2004	$325,000
Amortization during the period	(37,500)
Balance, September 30, 2004	$287,500

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2004
(In U.S. Dollars)
(Unaudited)

Note 7.	STOCK BASED COMPENSATION/ PENSION PLAN

a)
The Company has an Incentive Stock Plan that was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been exercised relating to this plan up to September 30, 2004.

	b)	There are no liabilities for pension costs at September 30, 2004, as the Company does not have a pension plan.

Note 8.	NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	September 30,
	2004	2003
Basic	17,079,166	15,630,000
Warrants	500,000	--
Options	1,500,000	1,500,000
Diluted	19,079,166	17,130,000

Computation of net loss per share:
	September 30,
	2004	2003
Net loss per share - Basic	$(0.00)	$(0.00)
Net loss per share - Diluted	$(0.00)	$(0.00)

Note 9.

INCOME TAXES

The Company has losses carried forward to future years of $2,769,140. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2004
(In U.S. Dollars)
(Unaudited)

Note 11.	LOANS PAYABLE

(a)
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

	(b)	During the quarter ended September 30, 2004, Mr. Stan Ross loaned $3,846 (Cdn$5,000) to the Company. This loan is non interest bearing, unsecured, and have no specific terms of repayment, and has been paid back subsequently.

Note 12.
CONSULTING AGREEMENTS

A consulting agreement between Fortune Capital Management and the Company is effective on August 1, 2002. The Company agrees to pay the Consultant a consulting fee of $2,500 per month. The unpaid portion of these consulting fees as at September 30, 2004 is $30,000.

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

As of September 30, 2004, the website had 76,318 registered members. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company's inability to secure adequate financing since the launch of the website has limited its ability to invest money into marketing its flagship property. The Company's ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled "Cash Requirements" for a discussion of the Company's attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until December 15th, 2004. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company's ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

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

On November 1, 2004, the Company completed a sale of 100,000 shares of its common stock at a price of $0.15 per share to Ms. Lenora Gates, for aggregate proceeds of $15,000. The shares were sold pursuant to the exercise of warrants issued to Ms. Gates in connection with a unit financing on November 1, 2003. The shares were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. None of the purchasers of the securities was a "U.S. person" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

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

Date:	November 12, 2004	ONLINE INNOVATION, INC.
(Registrant)

		By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

		By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date:	November 12, 2004

By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date:	November 12, 2004