Form 10QSB
period 2004-12-31
ONLINE INNOVATION INC
filed 2005-02-14
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

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

As of January 31, 2005, the registrant’s outstanding common stock consisted of 17,269,166 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐   NO ☒

ONLINE INNOVATION, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Attached are the registrant’s unaudited financial statements for the six month period ended December 31, 2004, with comparative figures for the six month period ended December 31, 2003, and the Independent Accountant’s Report thereon.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of December 31, 2004, and the related consolidated statements of income, retained earnings, cash flows and changes in stockholders’ equity for the six month periods ended December 31, 2004, and December 31, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

“Moen and Company”

(“Signed”)

Chartered Accountants

Vancouver, British Columbia, Canada
January 20, 2005

“Independent Accountants and Auditors”

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Balance Sheet December 31, 2004 (In U.S. Dollars) (With Comparative Figures at June 30, 2004)

	December 31,	June 30,
	2004	2004
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$7,294	$3,245
TOTAL CURRENT ASSETS	7,294	3,245

Deferred tax asset	52,500	52,500
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5)	12,001	18,939
Computer software development (Note 6(b))
Application development stage costs	250,000	325,000

TOTAL ASSETS	$321,795	$399,684

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$161,494	$96,801
Management fees payable (Note 4(a))	127,500	102,500
Loan payable (Note 11)	25,000	25,000
Due to related parties (Notes 4(c))	45,067	45,067
TOTAL CURRENT LIABILITIES	359,061	269,368
Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 17,269,166 common shares
(June 30, 2004 - 17,004,166 common shares), par value	17,269	17,004
Paid in capital in excess of par value of stock	2,861,859	2,818,763
Deficit accumulated during development stage (Note 1)	(2,908,604)	(2,697,661)
Cumulative currency translation adjustments (Note 2(b))	(7,790)	(7,790)
TOTAL STOCKHOLDERS' EQUITY	(37,266)	130,316

TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$321,795	$399,684

Approved on Behalf of the Board

"Chad D. Lee"	, President and Chief Executive Officer and Director

"Marlene C. Schluter"	, Secretary and Treasurer and Chief Financial Officer and Director

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statement of Income December 31, 2004 (In U.S. Dollars)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Six Months Ended		Three Months Ended
	to December 31	December 31,		December 31,
	2004	2004	2003	2004	2003

Interest and Other Income	$1,264	$--	$582	$--	$582

Administration Costs
Amortization of computer software
development stage costs	75,000	75,000		37,500	--
Compensation on stock option	150,000			--	--
Computer technology and
software development-preliminary
development stage costs	395,508	2,070	18,679	2,070	10,185
Depreciation - fixed assets	105,088	6,938	6,938	3,469	3,469
Filing and transfer agent fees	30,282	2,098	1,756	1,607	1,459
Financing costs	22,550			--
Funding agreement commitment costs	345,600			--
Interest on loans	7,268			--
Management and consulting fees	868,849	86,847	101,313	71,847	77,472
Office expenses, net	230,700	17,373	11,241	10,464	8,158
Option payment, mineral properties	30,000			--
Professional fees	254,239	7,876	8,667	5,226
Promotion, investor relations,
and investor communications	88,711	845	1,393		1,393
Travel expenses	57,847	7,858	1,625	7,281	1,238
Website marketing/Banner
advertising costs	300,726	4,038	19,447		13,817
	2,962,368	210,943	171,059	139,464	117,191
Profit (Loss) Before Income Taxes	(2,961,104)	(210,943)	(170,477)	(139,464)	(116,609)
Deferred income taxes	(52,500)	--	--	--	--

Net profit (loss) for the period	$(2,908,604)	$(210,943)	$(170,477)	$(139,464)	$(116,609)

Weighted Average Share Outstanding
Basic		17,160,416	16,380,000	17,160,416	16,380,000
Diluted		19,160,416	17,880,000	19,160,416	17,880,000

Net loss per common share (Note 8)
Basic		(0.01)	(0.01)	(0.01)	$(0.01)
Diluted		(0.01)	(0.01)	(0.01)	$(0.01)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statement of Retained Earnings (Deficit) December 31, 2004 (In U.S. Dollars)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Six Months Ended		Three Months Ended
	to December 31	December 31,		December 31,
	2004	2004	2003	2004	2003

Balance (deficit), beginning of period	$--	$(2,697,661)	$(2,381,230)	$(2,769,140)	$(2,435,098)

Net profit (loss) for the period	(2,908,604)	(210,943)	(170,477)	(139,464)	(116,609)

Balance (deficit), end of period	$(2,908,604)	$(2,908,604)	$(2,551,707)	$(2,908,604)	$(2,551,707)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statement of Cash Flows December 31, 2004 (In U.S. Dollars)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Six Months Ended		Three Months Ended
	to December 31	December 31,		December 31,
	2004	2004	2003	2004	2003
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(2,908,604)	$(210,943)	$(170,477)	(139,464)	$(116,609)
Items not requiring use of cash:
Shares issued for funding agreement
commitment costs	345,600	--	--	--	--
Shares issued for assignment of
option on mineral properties	30,000	--	--	--	--
Shares issued for compensation
on stock options	150,000	--	--	--	--
Shares issued for private business	200,000	--	--	--	--
Shares cancellation	(82,250)	--	--	--	--
Shares issued for services and loan payable	95,417	--	--	--	--
Depreciation - fixed assets	105,088	6,938	6,938	3,469	3,469
Amortization of computer software	75,000	75,000		37,500	--
Cumulative currency translation adjustments	(7,790)	--	(7,356)	--	(2,214)
Changes in non-cash working capital items
Deferred income tax	(52,500)	--	--	--	--
Shares subscription receivable	--	--	(7,500)	--	(7,500)
Accounts payable	161,494	64,693	48,359	65,226	42,300
Management fees payable	127,500	25,000	17,500	10,000	12,500
Cash used for operating activities	(1,761,045)	(39,312)	(112,536)	(23,269)	(68,054)
Investing Activities
Computer software development
Application development stage costs	(325,000)	--	--	--	--
Fixed assets purchased	(117,089)	--	--	--	--
Cash used for investing purposes	(442,089)	--	--	--	--
Financing Activities
Capital stock subscribed	2,140,361	43,361	112,500	28,361	112,500
Loan payable	25,000		60,000	(3,846)	20,000
Due to related parties	45,067		955	--
Cash provided by financing activities	2,210,428	43,361	173,455	24,515	132,500
Cash increase during the period	7,294	4,049	60,919	1,246	64,446
Cash, Beginning of period	--	3,245	9,806	6,048	6,279
Cash, End of period	$7,294	$7,294	$70,725	7,294	$70,725

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to December 31, 2004
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
(Carried forward to next page)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to December 31, 2004
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
(Carried forward to next page)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Stockholders' Equity
From Date of Inception on August 1, 1997 to December 31, 2004
(In U.S. Dollars)
(Unaudited)

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative currency translation adjustments						194	194
Net loss for year ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	14,420	2,218,430	2,232,850	(2,058,214)	274	174,910
Issued for cash @ $0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @$0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @ $0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @ $0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative currency translation adjustments						1,126	1,126
Net loss for year ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	15,630	2,645,220	2,660,850	(2,381,230)	1,400	281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300	105,000			105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450	7,500			7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793	62,417			62,417
Net loss for year ended
June 30, 2004					(316,431)		(316,431)
Cumulative currency translation adjustments						(9,190)	(9,190)
Balance, June 30, 2004	17,004,166	17,004	2,818,763	2,835,767	(2,697,661)	(7,790)	130,316
Warrants exercised @$0.15	250,000	250	37,250	37,500			37,500
Issued for cash @$0.39	15,000	15	5,846	5,861			5,861
Net loss for the six month period ended
December 31, 2004					(210,943)		(210,943)
Balance, December 31, 2004	17,269,166	$17,269	$2,861,859	$2,879,128	$(2,908,604)	$(7,790)	$(37,266)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements December 31, 2004 (In U.S. Dollars) (Unaudited)

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

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements December 31, 2004 (In U.S. Dollars) (Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

	b)	Translation of Foreign Currency (cont’d) An analysis of the changes in the cumulative currency translation adjustments as disclosed as part of stockholders’ equity, is as follows:

	Six Months Ended
	December 31,
	2004	2003
Beginning balance, June 30, 2004 & 2003	$(7,790)	$1,400
Change during the period	--	(7,356)
Ending balance, December 31, 2004 & 2003	$(7,790)	$(5,956)

c)

Amortization of Computer Software
Development – Application Development Stage Costs

Amortization of computer software costs of $325,000 commenced on July 1, 2004. The amortization period is for twenty-six months on a straight-line basis. Amortization of this cost of $75,000 has been charged to operations for the six month period ended December 31, 2004. The balance of $250,000 is to be amortized over future periods at the rate of $37,500 per quarter.

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

(e)	Cash Cash is represented by funds on deposit with the Company’s bankers and is unrestricted as to use.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements December 31, 2004 (In U.S. Dollars) (Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

	(f)	Segmented Information Segmented information of the Company’s identifiable assets and operating activities, is as follows:

December 31, 2004	Canada	U.S.	Total
Current assets	$7,294	$0	$7,294
Deferred tax assets	52,500	0	52,500
Net fixed assets	12,001	0	12,001
Computer software development	250,000	0	250,000
Total Assets	$321,795	$0	$321,795
Six Month Period Ended December 31, 2004
Revenue	$0	0	0
Administration costs	210,943	0	210,943
Net (loss) for the period	$(210,943)	$0	$(210,943)

June 30, 2004	Canada	U.S.	Total
Current assets	$3,245	$0	$3,245
Deferred tax assets	52,500	0	52,500
Net fixed assets	18,939	0	18,939
Computer software development	325,000	0	325,000
Total Assets	$399,684	$0	$399,684
Year Ended June 30, 2004
Revenue	$0	1,264	1,264
Administration costs	317,695	0	317,695
Net (loss) for the year	$(317,695)	$1,264	$(316,431)

December 31, 2003	Canada	U.S.	Total
Current assets	$78,225	$0	$78,225
Deferred tax assets	52,500	0	52,500
Net fixed assets	25,877	0	25,877
Computer software development	325,000	0	325,000
Total Assets	$481,602	$0	$481,602
Six Month Period Ended December 31, 2004
Revenue	$582	0	582
Administration costs	171,059	0	171,059
Net (loss) for the period	$(170,477)	$0	$(170,477)

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements December 31, 2004 (In U.S. Dollars) (Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(g)

Recent Accounting Pronouncements (cont’d)

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

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure” (“SFAS148”). SFAS 148 addresses additional disclosure rules concerning stock-based compensation and three alternative methods for companies to choose from for those companies that have chosen to expense stock options under the fair value method prescribed by SFAS 123. The Company has not issued any stock options by March 31, 2004. (See Note 8 Stock-Based Compensation / Pension Plan)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” It established standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This standard was effective for financial instruments entered into or modified after June 30, 2003, with no material effect on the Company’s financial position or results of operations.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements December 31, 2004 (In U.S. Dollars) (Unaudited)

Note 3.	CAPITAL STOCK

	a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

	b)	Common shares issued and outstanding are as follows:

	Shares	$
Balance, June 30, 2004	17,004,166	$2,835,767
Private placement	15,000	5,861
Warrants exercised	250,000	37,500
Balance, September 30, 2004	17,269,166	$2,879,128

c)	Warrants outstanding as at December 31, 2004 are as follows:

	Units	Exercise Price	Maturity Date
Jillian Henderson	15,000	$0.40	October 14, 2005
		$0.50	October 14, 2006
482047 B.C. Ltd.	500,000	$0.20	November 4, 2005
	515,000

Note 4.	RELATED PARTY TRANSACTIONS

	a)	Management fees payable - $127,500

(i)

Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. The unpaid portion of these management fees, as at December 31, 2004 is $62,500.

(ii)
Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Executive Officer, and Director of the Company. The unpaid portion of these management fees, as at December 31, 2004 is $65,000.

	b)	Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at September 30, 2004:

Chad D. Lee	4,000,000	common shares
Marlene C. Schluter	4,000,000	common shares
	8,000,000

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements December 31, 2004 (In U.S. Dollars) (Unaudited)

Note 4.	RELATED PARTY TRANSACTIONS (cont’d)

	c)	Loans to the Company unpaid as at December 31, 2004 are as follows:

Netgain Management Solutions Inc.	$7,660
Chad D. Lee	20,000
Snowy Creek Resources Ltd.	7,407
Marlene C. Schluter	10,000
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

Note 5.	FIXED ASSETS - COMPUTER EQUIPMENT The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per annum. The cost and accumulated depreciation are as follows:

	December 31,		June 30,
	2004	2003	2004
Cost	$117,089	$117,089	$117,089
Accumulated depreciation	(105,088)	(91,212)	(98,150)
Net balance	$12,001	$25,877	$18,939

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS

	a)	Acquisition From Online Innovation

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

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements December 31, 2004 (In U.S. Dollars) (Unaudited)

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS (cont’d)

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

December 31,
2004
Balance, June 30, 2004	$325,000
Amortization during the six month period ended October 31, 2004	(75,000)
Balance, December 31, 2004	$250,000

Note 7.	STOCK BASED COMPENSATION/ PENSION PLAN

a)
The Company has an Incentive Stock Plan that was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been exercised relating to this plan up to December 31, 2004.

	b)	There are no liabilities for pension costs at December 31, 2004, as the Company does not have a pension plan.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements December 31, 2004 (In U.S. Dollars) (Unaudited)

Note 8.

NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	December 31,
	2004	2003
Basic	17,160,416	16,380,000
Warrants	500,000
Options	1,500,000	1,500,000
Diluted	19,160,416	17,880,000

Computation of net loss per share:

	December 31,
	2004	2003
Net loss per share - Basic	$(0.01)	$(0.01)
Net loss per share - Diluted	$(0.01)	$(0.01)

Note 9.

INCOME TAXES

The Company has losses carried forward to future years of $2,908,604. The potential tax benefit has not been recorded, as an equivalent reserve has been provided due to uncertainty of application of the losses.

Note 10.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable, management fees payable, loan payable, and due to related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 11.

LOAN PAYABLE

On April 25, 2004, the Company arranged financing of $25,000 and issued Convertible Bridge Financing Notes, whereby the Company promises to pay $25,000 to Fortune Capital Management Inc. with interest at 10% per annum, and maturity date of October 25, 2004. After October 25 2004, the Holders shall have the right, at their options to convert the principal amount of the notes, together with all accrued interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.25 per share.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements December 31, 2004 (In U.S. Dollars) (Unaudited)

Note 12.

CONSULTING AGREEMENTS

A consulting agreement between Fortune Capital Management and the Company is effective on August 1, 2002. The Company agrees to pay the Consultant a consulting fee of $2,500 per month. The unpaid portion of these consulting fees and expenses, as at December 31, 2004 is $62,000, and this amount is included in accounts payable at December 31, 2004.

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

As of December 31, 2004, the website had 76,839 registered members. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company’s inability to secure adequate financing since the launch of the website has seriously limited its ability to invest capital into marketing its flagship property. The Company’s ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled “Cash Requirements” for a discussion of the Company’s attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

Current Marketing Efforts

In the period covered by this report the Company suspended all pay per click search engine marketing in order to preserve capital.

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

Additional Website Development

The Company retains the services of 3 web-programming consultants to perform maintenance and additional development work on an as needed basis. The consultants work under the Company’s direct supervision and their payment is tied to and based on the completion of specific tasks. The Company currently intends to continue to develop new features which will make the website more attractive to prospective members when and if funds are available. Proposed features may include a webpage entitled "Hey Bartender" which will provide recipes for alcoholic cocktails. Members will be invited to post their own favorite recipes on the page. Another section entitled "Postcards From Stanley" may be created. This section would feature travel reviews of destinations geared towards singles.

Urban Flirt

The Company also announced that development is underway in connection with a second revenue generating web property which will be known as “UrbanFlirt” and will be located on the web at www.urbanflirt.com. This web based community will feature the traditional online matchmaking components that have pioneered the Online Dating Industry to date. The site will feature core functionality such as photo upload, messaging capabilities, compatibility indicators, detailed matching and distance calculators. The Company's intentions are to design the site to appeal to the over 25-45 crowd. This demographic represents the highest users of Online Dating Services on the Internet today. The UrbanFlirt website is currently functional and is being subjected to internal testing by the Company. The launch of this product has been postponed by the Company until adequate equity financing is successfully raised to complete the final necessary programming and marketing to properly roll out this new property.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until February 15th, 2005. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Any further website development and marketing efforts will be dependent on the Company’s ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

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

On September 17th, 2004, the Company completed a sale of 100,000 shares of its common stock at a price of $0.15 per share to Ms. Lenora Gates, for aggregate proceeds of $15,000. The shares were sold pursuant to the exercise of warrants issued to Ms. Gates in connection with a unit financing on November 1, 2003. The shares were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. None of the purchasers of the securities was a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

On October 14, 2004, the Company completed a sale of 15,000 units at a price of $0.39 per unit for aggregate cash proceeds of $5,846.00. The units were issued to Ms. Jillian Henderson and each unit consisted of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the purchaser to purchase one additional share of the Company’s common stock at a price of $0.40 at any time during the first year after the purchase of the units or at a price of $0.50 at any time during the second year after the purchase of the units. The warrants are exercisable for a period of two years after the purchase of the units. The units were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. None of the purchasers of the securities was a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

On October 14, 2004, the Company completed a sale of 100,000 shares of its common stock at a price of $0.15 per share to Mr. Noble Larsen, for aggregate proceeds of $15,000. The shares were sold pursuant to the exercise of warrants issued to Mr. Larsen in connection with a unit financing on November 1, 2003. The shares were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. None of the purchasers of the securities was a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

On October 22, 2004, the Company completed a sale of 50,000 shares of its common stock at a price of $0.15 per share to Admiralty Fund Ltd., for aggregate proceeds of $15,000. The shares were sold pursuant to the exercise of warrants issued in connection with a unit financing on December 31, 2003. The shares were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. None of the purchasers of the securities was a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

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

Date:	February 11, 2005		ONLINE INNOVATION, INC.
(Registrant)

		By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

		By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date:	February 11th, 2005

By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date:	February 11, 2005