Form 10QSB
period 2005-03-31
ONLINE INNOVATION INC
filed 2005-05-20
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

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

As of May 12, 2005, the registrant’s outstanding common stock consisted of 17,269,166 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ No ☒

ONLINE INNOVATION, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Attached are the registrant’s unaudited financial statements for the nine month period ended March 31, 2005, with comparative figures for the nine month period ended March 31, 2004, and the Independent Accountant’s Report thereon.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Balance Sheets March 31, 2005 (In U.S. Dollars) (With Comparative Figures at June 30, 2004)

	March 31,	June 30,
	2005	2004
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$936	$3,245
TOTAL CURRENT ASSETS	936	3,245
	-	52,500
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5	8,532	18,939

Computer software development (Note 6(b))
Application development stage costs	212,500	325,000

TOTAL ASSETS	$221,968	$399,684

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$250,913	$96,801
Management fees payable (Note 4(a))	157,000	102,500
Loan payable (Note 11)	25,000	25,000
Loans from related parties (Notes 4(c))	45,067	45,067
TOTAL CURRENT LIABILITIES	477,980	269,368

Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 17,269,166 common shares
(June 30, 2004 - 17,004,166 common shares), par value	17,269	17,004
Paid in capital in excess of par value of stock	2,861,859	2,818,763
Deficit accumulated during development stage (Note 1	(3,127,350)	(2,697,661)
Cumulative currency translation adjustments (Note 2(b)	(7,790)	(7,790)
TOTAL STOCKHOLDERS' EQUITY	(256,012)	130,316

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$221,968	$399,684

Approved on Behalf of the Board

      "Chad D. Lee"                                     , President and Chief Executive Officer and Director

      "Marlene C. Schluter"                        , Secretary and Treasurer and Chief Financial Officer and Director

See Accompanying Notes

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statements of Income (In U.S. Dollars) (Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Nine Months Ended		Three Months Ended
	to March 31	March 31,		March 31,
	2005	2005	2004	2005	2004

Interest and Other Income	$1,264	$-	$1,089	$-	$507

Administration Costs
Amortization of computer software
development stage costs	112,500	112,500	-	37,500	-
Compensation on stock issued	150,000	-	-	-	-
Computer technology and
software development-preliminary
development stage costs	395,508	2,070	23,369	-	4,690
Depreciation - fixed assets	108,557	10,407	10,407	3,469	3,469
Filing and transfer agent fees	31,072	2,888	1,756	790	-
Financing costs	22,550	-	-	-	-
Funding agreement commitment costs	345,600	-	-	-	-
Interest on loans	7,268	-	2,417	-	2,417
Management and consulting fees	961,404	179,402	119,483	92,555	18,170
Office expenses, net	234,455	21,128	24,102	3,755	12,861
Option payment, mineral properties	30,000	-	-	-	-
Professional fees	258,378	12,015	11,587	4,139	2,920
Promotion, investor relations,
and investor communications	88,711	845	845	-	(548)
Travel expenses	69,581	19,592	2,625	11,734	1,000
Website marketing/Banner
advertising costs	313,030	16,342	63,482	12,304	44,035
	3,128,614	377,189	260,073	166,246	89,014
Profit (Loss) Before Income Taxes	(3,127,350)	(377,189)	(258,984)	(166,246)	(88,507)
Deferred income taxes	-	52,500	--	52,500	--

Net profit (loss) for the period	$(3,127,350)	$(429,689)	$(258,984)	$(218,746)	$(88,507)

See Accompanying Notes

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statements of Retained Earnings (Deficit) (In U.S. Dollars) (Unaudited)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Nine Months Ended		Three Months Ended
	to March 31	March 31,		March 31,
	2005	2005	2004	2005	2004

Balance (deficit), beginning
of period	$-	$(2,697,661)	$(2,381,230)	$(2,908,604)	$(2,551,707)

Net profit (loss) for the period	(3,127,350)	(429,689)	(258,984)	(218,746)	(88,507)

Balance (deficit), end of period	$(3,127,350)	$(3,127,350)	$(2,640,214)	$(3,127,350)	$(2,640,214)

See Accompanying Notes

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statements of Cash Flows (In U.S. Dollars) (Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Nine Months Ended		Three Months Ended
	to March 31	March 31,		March 31,
	2005	2005	2004	2005	2004
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(3,127,350)	$(429,689)	$(258,984)	$(218,746)	$(88,507)
Items not requiring use of cash:
Deferred income taxes	52,500	52,500	-	52,500	-
Shares issued for funding agreement
commitment costs	345,600	-	-	-	-
Shares issued for assignment of
option on mineral properties	30,000	-	-	-	-
Shares issued for compensation	150,000	-	-	-	-
Depreciation - fixed assets	108,557	10,407	10,407	3,469	3,469
Amortization of computer software	112,500	112,500	-	37,500	-
Cumulative currency translation adjustments	(7,790)	-	(7,356)	-	-
Changes in non-cash working capital items
Deferred income tax	(52,500)	-	--	-	-
Shares subscription receivable	-	-		-	7,500
Accounts payable and accrued liabilities	250,913	154,112	56,123	89,419	7,764
Management fees payable	157,000	54,500	32,500	29,500	15,000
Cash used for operating activities	(1,980,570)	(45,670)	(167,310)	(6,358)	(54,774)
Investing Activities
Computer software development
Application development stage costs	(325,000)	-	-	-	-
Fixed assets purchased	(117,089)	-	-	-	-
Cash used for investing purposes	(442,089)	-	-	-	-
Financing Activities
Capital stock subscribed for cash	2,353,528	43,361	174,917		62,417
Loan payable	25,000	-	-	-	(60,000)
Loans from related parties	45,067	-	955	-	-
Cash provided by financing activities	2,423,595	43,361	175,872	-	2,417
Cash increase (decrease)
during the period	936	(2,309)	8,562	(6,358)	(52,357)
Cash, Beginning of period	-	3,245	9,806	7,294	70,725
Cash, End of period	$936	$936	$18,368	$936	$18,368

Supplemental Cash Flow Information (Note 13)

See Accompanying Notes

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Statements of Stockholders' Equity For Period from June 30, 2001 to March 31, 2005 (In U.S. Dollars) (Unaudited)

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
Balance, June 30, 2001	14,595,000	$14,595	$2,300,505	$2,315,100	$(1,922,937)	$80	$392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative currency translation adjustments						194	194
Net loss for year ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	14,420	2,218,430	2,232,850	(2,058,214)	274	174,910
Issued for cash @ $0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @$0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @ $0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @ $0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative currency translation adjustments						1,126	1,126
Net loss for year ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	15,630	2,645,220	2,660,850	(2,381,230)	1,400	281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300	105,000			105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450	7,500			7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793	62,417			62,417
Net loss for year ended
June 30, 2004					(316,431)		(316,431)
Cumulative currency translation adjustments						(9,190)	(9,190)
Balance, June 30, 2004	17,004,166	17,004	2,818,763	2,835,767	(2,697,661)	(7,790)	130,316
Warrants exercised @$0.15	250,000	250	37,250	37,500			37,500
Issued for cash @$0.39	15,000	15	5,846	5,861			5,861
Net loss for the nine month period ended
March 31, 2005					(429,689)		(429,689)
Balance, March 31, 2005	17,269,166	$17,269	$2,861,859	$2,879,128	$(3,127,350)	$(7,790)	$(256,012)

See Accompanying Notes

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements March 31, 2005 (In U.S. Dollars) (Unaudited)

Note 1.	BUSINESS OPERATIONS

a)
The Company was incorporated on May 7, 1997 under the Company Act of the State of Delaware, U.S.A., and commenced inception of business on August 1, 1997. The Company changed it’s name from Micro Millennium, Inc. to Sinaloa Gold Corp. on October 16, 1997 and changed it’s name from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999.

b)
The Company is in its development stage in the internet/e-commerce industry as a website development company and was previously in the mining resource industry and has not generated any significant revenues from its planned operations. The deficit has been accumulated during the development stage.

c)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $3,127,350 to March 31, 2005 and has working capital deficiency of $477,044 as at March 31, 2005. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

	a)	Administration Costs Administration costs are written off to operations when incurred.

c)

Translation of Foreign Currency

The functional currency is the Canadian dollar and reported currency is US dollar.

An analysis of the changes in the cumulative currency translation adjustments as disclosed as part of stockholders’ equity, is as follows:

	Nine Months Ended
	March 31,
	2004	2004
Beginning balance, June 30, 2004 & 2003	$(7,790)	$1,400
Change during the period	--	(7,356)
Ending balance, March 31, 2005 & 2004	$(7,790)	$(5,956)

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements March 31, 2005 (In U.S. Dollars) (Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

c)	Amortization of Computer Software
Development – Application Development Stage Costs

Amortization of computer software costs of $325,000 commenced on July 1, 2004. The amortization period is for twenty-six months on a straight-line basis. Accumulated Amortization of $112,500 has been charged to operations leaving a balance of $215,500 to be amortized over future periods at the rate of $37,500 per quarter.

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

(e)	Cash

Cash is represented by funds on deposit with the Company’s bankers and is unrestricted as to use.

(f)	Earnings or Loss Per Share

Basic earnings or loss per share are based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.” Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented.

The Company adopt EITF Issued 04-8to include in the computation of diluted earnings per share, if dilutive, all instruments with embedded conversion features without considering whether the market conditions for conversion have been met, if conversion of these instruments is contingent on market conditions indexed to the price of the issuer’s shares.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements March 31, 2005 (In U.S. Dollars) (Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(g)	Segmented Information Segmented information of the Company’s identifiable assets and operating activities, is as follows:

March 31, 2005	Canada	U.S.	Total
Current assets	$936	$-	$936
Net fixed assets	8,532	-	8,532
Computer software development	212,500	-	212,500
Total Assets	$221,968	$-	$221,968
Nine Month Period Ended March 31, 2005
Revenue	$-	-	-
Administration costs	(429,689)	-	(429,689)
Net (loss) for the period	$(429,689)	$-	$(429,689)

June 30, 2004	Canada	U.S.	Total
Current assets	$3,245	$-	$3,245
Deferred tax assets	52,500	-	52,500
Net fixed assets	18,939	-	18,939
Computer software development	325,000	-	325,000
Total Assets	$399,684	$-	$399,684
Year Ended June 30, 2004
Revenue	$-	1,264	1,264
Administration costs	(317,695)	-	(317,695)
Net (loss) for the year	$(317,695)	$1,264	$(316,431)

March 31, 2004	Canada	U.S.	Total
Current assets	$18,368	$-	$18,368
Deferred tax assets	52,500	-	52,500
Net fixed assets	22,408	-	22,408
Computer software development	325,000	-	325,000
Total Assets	$418,276	$-	$418,276
Nine Month Period Ended March 31, 2004
Revenue	$-	1,089	1,089
Administration costs	(260,073)	-	(260,073)
Net (loss) for the period	$(260,073)	$1,089	$(258,984)

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements March 31, 2005 (In U.S. Dollars) (Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(h)	Recent Accounting Pronouncements

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

(i)	Restatement of Comparative Figures

Certain of the comparative figures have been restated to conform to the disclosure in this financial statement.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements March 31, 2005 (In U.S. Dollars) (Unaudited)

Note 3.	CAPITAL STOCK

	a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

	b)	Common shares issued and outstanding are as follows:

	Shares	$
Balance, June 30, 2004	17,004,166	$2,835,767
Private placement	15,000	5,861
Warrants exercised	250,000	37,500
Balance, March 31, 2005	17,269,166	$2,879,128

c)	Warrants outstanding as at March 31, 2005 are as follows:

	Units	Exercise Price	Maturity Date
Jillian Henderson	15,000	$0.40	October 14, 2005
		$0.50	October 14, 2006

482047 B.C. Ltd.	500,000	$0.20	November 4, 2005
	515,000

Note 4.	RELATED PARTY TRANSACTIONS

a)	Management fees payable - $157,000

(i)
Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. The unpaid portion of these management fees, as at March 31, 2005 is $77,000.

(ii)
Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Executive Officer, and Director of the Company. The unpaid portion of these management fees, as at March 31, 2005 is $80,000.

b)	Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at March 31, 2004:

Chad D. Lee	4,000,000	common shares
Marlene C. Schluter	4,000,000	common shares
	8,000,000

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements March 31, 2005 (In U.S. Dollars) (Unaudited)

Note 4.	RELATED PARTY TRANSACTIONS (Cont’d)

	c)	Loans to the Company unpaid as at March 31, 2005 are as follows:

Netgain Management Solutions Inc.	$7,660
Chad D. Lee	20,000
Snowy Creek Resources Ltd.	7,407
Marlene C. Schluter	10,000
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

Note 5.	FIXED ASSETS - COMPUTER EQUIPMENT The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per year. The cost and accumulated depreciation are as follows:

	March 31,		June 30,
	2005	2004	2004
Cost	$117,089	$117,089	$117,089
Accumulated depreciation	(108,557)	(94,681)	(98,150)
Net balance	$8,532	$22,408	$18,939

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS

a)	Acquisition From Online Innovation

i)
The Company by resolution dated April 2, 1999, acquired from Online Innovation, a non- reporting private Canadian unincorporated entity, 100% interest in all of its proprietary and intellectual property associated with its business plan and concepts and its world wide web site domain name: www.virtuallydating.com.

ii)
Consideration for this purchase is the issuance of 400,000 common shares of the Company at a price of $0.50 per share. These shares were issued on June 2, 1999 and the amount of $200,000 is a non cash item for the year ended June 30, 1999.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements March 31, 2005 (In U.S. Dollars) (Unaudited)

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS (Cont’d)

b)	Computer Software Costs capitalized

By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies (“Stratford”), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September 30, 2001, due to the receivership of Stratford, for a net amount of $325,000, which is capitalized in these financial statements. During the nine month period ended March 31, 2005, the computer software costs of $112,500 have been expensed. (See Note 2(c)).

March 31,
2005
Balance, June 30, 2004	$325,000
Amortization during the nine month period ended March 31, 2005	(112,500)
Balance, March 31, 2005	$212,500

Note 7.	STOCK BASED COMPENSATION/ PENSION PLAN

a)
The Company has an Incentive Stock Plan that was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been issued or exercised relating to this plan up to March 31, 2005.

b)	There are no liabilities for pension costs at March 31, 2005, as the Company does not have a pension plan.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements March 31, 2005 (In U.S. Dollars) (Unaudited)

Note 8.

NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	March 31,
	2005	2004
Basic	17,160,416	16,433,752
Convertible Notes $25,000 @ $0.25	100,000
Warrants	500,000
Options	1,500,000	1,500,000
Dilutive	19,260,416	17,933,752
Diluted - same as Basic, due to loss on operations	17,160,416	16,433,752

Computation of net loss per share:

	March 31,
	2005	2004
Net loss per share - Basic	($0.02)	($0.01)
Net loss per share - Diluted	($0.02)	($0.01)

Note 9.

INCOME TAXES

The Company has losses carried forward to future years of $3,127,350. There are no current or deferred tax expenses for the quarter ended March 31, 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	March 31,	June 30,
	2005	2004
Deferred tax assets	$1,063,299	$917,205
Valuation allowance	$(1,063,299)	(917,205)
Net deferred tax assets	$-	$-

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements March 31, 2005 (In U.S. Dollars) (Unaudited)

Note 9.	INCOME TAXES (Cont’d) A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarter ended March 31, 2005 is as follows:

	Quarter Ended	Year Ended
	March 31,	June 30,
	2005	2004

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

Note 10.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, management fees payable, loan payable, and loans from related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

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

Conversion privilege expired by October 25, 2004. The Company proposes to extend the conversion period from October 25, 2004. The market price on that date was $0.23 per share, resulting in no discount from the conversion price of $0.25 per share.

Note 12.

CONSULTING AGREEMENTS

A consulting agreement between Fortune Capital Management and the Company is effective on August 1, 2002. The Company agrees to pay the Consultant a consulting fee of $2,500 per month. The unpaid portion of these consulting fees and expenses, as at March 31, 2005 is $125,055, and this amount is included in accounts payable at March 31, 2005.

ONLINE INNOVATION, INC. (A Delaware Corporation) (A Development Stage Company) Notes to Financial Statements March 31, 2005 (In U.S. Dollars) (Unaudited)

Note 13.	SUPPLEMENTAL CASH FLOW INFORMATION Supplemental information regarding other non-cash transactions is as follows:

	Cumulative From
	Inception Date	Nine Month
	on August 1, 1997	Period Ended
	March 31, 2005	March 31, 2005
Shares issued for funding agreement commitment costs	$345,600	$-
Shares issued for assignment of opton expense
on mineral properties	$30,000	$-
Shares issued for compensation	$150,000	$-
Shares issued for notes payable	$62,417	$-
Shares issued for loan payable	$33,000	$-

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

The Company’s prime focus over the next 12 months will be to secure financing on favorable terms. Once the Company’s financial situation is clearer to management, management will make the necessary strategic decisions respecting marketing efforts and other uses of financial resources. Specific marketing strategies and website development plans are listed below. The Company will implement these strategies based on cost-effectiveness as resources become available.

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

As of March 31, 2005, the website had 78,269 registered profiles. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company’s inability to secure adequate financing since the launch of the website has seriously limited its ability to invest capital into marketing the service to a wide audience and prospective users. The Company’s ability to undertake marketing activities in the upcoming 12 months will be highly dependent on its ability to secure financing. Readers should refer to the section entitled “Cash Requirements” for a discussion of the Company’s attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

Additional Website Development

The Company retains the services of 2 web-programming consultants to perform maintenance and additional development work on an as needed basis. The consultants work under the Company’s direct supervision and their payment is tied to and based on the completion of specific tasks. The Company currently intends to continue to develop new features which will make the website more attractive to prospective members when and if funds are available. Proposed features may include a webpage entitled "Hey Bartender" which will provide recipes for alcoholic cocktails. Members will be invited to post their own favorite recipes on the page. Another section entitled "Postcards From Stanley" may be created. This section would feature travel reviews of destinations geared towards singles.

Urban Flirt

The Company also announced that development is underway in connection with a second revenue generating web property which will be known as “UrbanFlirt” and will be located on the web at www.urbanflirt.com. This web based community will feature the traditional online matchmaking components that have pioneered the Online Dating Industry to date. The site will feature core functionality such as photo upload, messaging capabilities, compatibility indicators, detailed matching and distance calculators. The Company's intentions are to design the site to appeal to the over 25-45 crowd. This demographic represents the highest users of Online Dating Services on the Internet today. The UrbanFlirt website is currently functional and is being subjected to internal testing by the Company. The launch of this product has been postponed indefinitely by the Company until adequate equity financing is successfully raised to complete the final necessary programming and marketing to properly roll out this new property.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until June 15th, 2005. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Any further website development and marketing efforts will be dependent on the Company’s ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

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

Date:	May 13, 2005	ONLINE INNOVATION, INC.
(Registrant)

		By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

		By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date:	May 13, 2005

By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date:	May 13, 2005