Form 10KSB/A
period 2004-06-30
ONLINE INNOVATION INC
filed 2005-09-08
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

2

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
YES ☐ NO ☐ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 24, 2004 the registrant’s outstanding common stock consisted of 17,004,166 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

ONLINE INNOVATION, INC.

EXPLANATORY NOTE

This Amendment No. 1 is being filed further to our original Form 10KSB filing for the period ended June 30, 2004. Other than revisions to Part II Item 6 Plan of Operation and Item 7 Financial Statements, and additional disclosure under Risk Factors in Item 1 of Part II, as disclosed herein, no other changes were made to the Form 10-KSB, and this Form 10-KSB/A does not otherwise modify or update the disclosure contained in the Form 10-KSB.

The Original Filing has been also been amended to include currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2.32.1 and 32.2.

PART I

ITEM 1:	DESCRIPTION OF BUSINESS

Risk Factors

Our financial statements for the year ended June 30, 2004 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable

3

future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. We may not be able to raise additional capital or achieve profitability and as a consequence we may not be able to meet our liabilities and commitments in the normal course of business, which would jeopardize our ability to continue our business operations in accordance with our business plan or at all.

Our audited financial statements disclose that there is a substantial doubt about our ability to continue as a going concern. We experienced an accumulated deficit of $2,750,161 as at June 30, 2004. As at June 30, 2004 we had a working capital deficiency of $266,123. Our liquidity and capital resources are limited and we are presently relying on a combination of revenues from sales and equity investment in order to fund continued operations. Our financial condition raises serious doubt as to our ability to continue operations without additional equity or debt financing as described in the explanatory paragraph of the report of our independent auditor and note 1(c) of our financial statements. The presentation of our financial statements assumes that we will continue as a going concern and our assets and liabilities are recorded on the basis that the business will continue for the foreseeable future. In order to continue as a going concern, we must carry out our business plan and achieve profitability, which may not occur in the foreseeable future. If we are unable to continue as a going concern, the proceeds from the liquidation of our assets may not be sufficient to discharge our liabilities as they become due, placing us at risk of legal proceedings, including bankruptcy proceedings, being initiated by our creditors. Our inability to continue as a going concern will result in a significant loss of value of our common stock.

PART II

Item 6:	PLAN OF OPERATION

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

4

Our financial statements for the year ended June 30, 2004 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As at June 30, 2004 we had a working capital deficiency of $266,123. Our financial condition raises serious doubt as to our ability to continue operations without additional equity or debt financing. Our ability to raise additional capital through debt and equity financing is presently uncertain.

ITEM 7:	FINANCIAL STATEMENTS

Attached are the registrant’s audited financial statements for the financial year ended June 30, 2004, with comparative figures for the year ended June 30, 2003, and the Independent Accountant’s Report thereon.

ITEM 13:	EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

Member:
Canadian Institute of Chartered Accountants	Securities Commission Building
Institute of Chartered Accountants of British Columbia	PO Box 10129, Pacific Centre
Institute of Management Accountants (USA) (From 1965)	Suite 1400 – 701 West Georgia Street
Vancouver, British Columbia
Registered with:	Canada V7Y 1C6
Public Company Accounting Oversight Board (USA) (PCAOB)	Telephone: (604) 662-8899
Canadian Public Accountability Board (CPAB)	Fax: (604) 662-8809
Canada - British Columbia Public Practice Licence	Email: moenca@telus.net
As Restated by Inclusion of
Going Concern Paragraph
And Deletion of Deferred Tax Asset

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these maters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Moen and Company” (“Signed”) Chartered Accountants

Vancouver, British Columbia, Canada
September 21, 2004, and May 16, 2005
   as to Going Concern Paragraph above, and Deletion of Deferred Tax Asset, and related disclosure in Notes 1 & Note 9, respectively.

ONLINE INNOVATION, INC.	As Restated
(A Delaware Corporation)	by Inclusion of
(A Development Stage Company)	Going Concern in Note 1 and
Balance Sheet	Deletion Deferred Tax Asset in Note 9
June 30, 2004
(In U.S. Dollars)
(With Comparative Figures at June 30, 2003)

	June 30,
ASSETS	2004	2003
Current Assets
Cash	$3,245	$9,806
TOTAL CURRENT ASSETS	3,245	9,806
Deferred tax asset	-	52,500
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5)	18,939	32,815
Computer software development (Note 6(b))
Application development stage costs	325,000	325,000

TOTAL ASSETS	$347,184	$420,121

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$96,801	$39,989
Management fees payable (Note 4(a))	102,500	55,000
Loan payable (Note 11)	25,000	-
Due to related parties (Notes 4(c))	45,067	44,112
TOTAL CURRENT LIABILITIES	269,368	139,101
Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 17,004,166 common shares
(2003 - 15,630,000 common shares)	17,004	15,630
Paid in capital in excess of par value of stock	2,818,763	2,645,220
Deficit accumulated during development stage (note 1)	(2,750,161)	(2,381,230)
Cumulative currency translation adjustments (Note 2(b))	(7,790)	1,400
TOTAL STOCKHOLDERS' EQUITY	77,816	281,020

TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$347,184	$420,121

Approved on Behalf of the Board

"Chad D. Lee"	, President and Chief Executive Officer and Director

"Marlene C. Schluter"	,Secretary and Treasurer and Chief Financial Officer and Director

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC.	As Restated
(A Delaware Corporation)	by Inclusion of
(A Development Stage Company)	Going Concern in Note 1 and
Statement of Income	Deletion Deferred Tax Asset in Note 9
(In U.S. Dollars)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Year Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2004	2004	2003	2004	2003

Interest and Other Income	$1,264	$1,264	$-	$175	$-

Administration Costs
Compensation on stock option	$150,000	$-	$-	$-	$-
Funding agreement commitment costs	345,600	-	-	-	-
Depreciation	98,150	13,876	13,876	3,469	3,469
Filing and transfer agent fees	28,184	2,427	5,413	671	749
Financing costs	22,550	-	-	-	-
Interest on loans	7,268	2,417	4,851	-	-
Management and consulting fees	782,002	134,483	139,726	15,000	31,261
Office expenses, net	213,327	32,108	29,422	8,006	7,541
Option payment, mineral properties	30,000	-	-	-	-
Professional fees	246,363	17,901	19,279	6,314	9,244
Promotion, investor relations,
and investor communications	87,866	741	2,521	(104)	-
Computer technology and
software development-preliminary
development stage costs	393,438	39,349	64,418	15,980	9,282
Website marketing/Banner
advertising costs	296,688	64,330	35,614	848	8,163
Travel expenses	49,989	10,063	7,896	7,438	-
	2,751,425	317,695	323,016	57,622	69,709
Profit Before Income Taxes	(2,750,161)	(316,431)	(323,016)	(57,447)	(69,709)
Deferred income taxes	-	52,500	-	52,500	-

Net profit (loss) for the period	$(2,750,161)	$(368,931)	$(323,016)	$(109,947)	$(69,709)

Weighted Average Share Outstanding
Basic		16,433,752	15,345,000	16,433,752	15,345,000
Diluted		19,633,752	16,845,000	19,633,752	16,845,000

Net loss per common share (Note 8)
Basic		$(0.02)	$(0.02)	$(0.01)	$(0.00)
Diluted		$(0.02)	$(0.02)	$(0.01)	$(0.00)

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC.	As Restated
(A Delaware Corporation)	by Inclusion of
(A Development Stage Company)	Going Concern in Note 1 and
Statement of Cash Flows	Deletion Deferred Tax Asset in Note 9
(In U.S. Dollars)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Year Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2004	2004	2003	2004	2003
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(2,750,161)	$(368,931)	$(323,016)	$(109,947)	$(69,709)
Items not requiring use of cash:
Deferred income taxes	52,500	52,500	-	52,500	-
Shares issued for funding agreement
commitment costs	345,600	-	-	-	-
Shares issued for assignment of
option on mineral properties	30,000	-	-	-	-
Shares issued for compensation
on stock options	150,000	-	-	-	-
Depreciation	98,150	13,876	13,876	3,469	3,469
Cumulative currency translation adjustments	(7,790)	(9,190)	1,126	(1,834)	-
Changes in non-cash working capital items
Deferred income taxes	(52,500)	-	-	-	-
Prepaid expense	-	-	2,209	-	-
Accounts payable	96,801	56,812	(6,538)	689	7,952
Management fees payable	102,500	47,500	2,500	15,000	-
Cash used for operating activities	(1,934,900)	(207,433)	(309,843)	(40,123)	(58,288)
Investing Activities
Computer software development
Application development stage costs	(325,000)	-	-	-	-
Fixed assets purchased	(117,089)	-	(435)	-	-
Cash used for investing purposes	(442,089)	-	(435)	-	-
Financing Activities
Capital stock subscribed	2,310,167	112,500	395,000	-	60,000
Loan payable (repayment)	25,000	87,417	(52,000)	25,000	-
Loan from Fusion Capital (repayment)	-	-	(50,000)	-	-
Due to related parties	45,067	955	14,112	-	-
Cash provided by financing activities	2,380,234	200,872	307,112	25,000	60,000
Cash increase (decrease)
during the period	3,245	(6,561)	(3,166)	(15,123)	1,712
Cash, Beginning of period	-	9,806	12,972	18,368	8,094

Cash, End of period	$3,245	$3,245	$9,806	$3,245	$9,806

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC.	As Restated
(A Delaware Corporation)	by Inclusion of
(A Development Stage Company)	Going Concern in Note 1 and
Statement of Retained Earnings (Deficit)	Deletion Deferred Tax Asset in Note 9
(In U.S. Dollars)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Year Ended		Three Months Ended
	to June 30,	June 30,		June 30,
	2004	2004	2003	2004	2003

Balance (deficit), beginning of year	$-	$(2,381,230)	$(2,058,214)	$(2,640,214)	$(2,311,521)

Net profit (loss) for the period	(2,750,161)	(368,931)	(323,016)	(109,947)	(69,709)

Balance (deficit), end of year	$(2,750,161)	$(2,750,161)	$(2,381,230)	(2,750,161)	$(2,381,230)

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC.	As Restated
(A Delaware Corporation)	by Inclusion of
(A Development Stage Company)	Going Concern in Note 1 and
Statement of Stockholders' Equity	Deletion Deferred Tax Asset in Note 9
From Date of Inception on August 1, 1997 to June 30, 2004
(In U.S. Dollars)

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity

Net loss for eleven month
period ended June 30, 1998					(144,175)		(144,175)
Issued for cash, @$0.01
October 23, 1997	1,500,000	1,500	13,500	15,000			15,000
Issued for cash, @$0.001
May 8, 1997	500,000	500		500			500
Issued for assignment of option on
mineral properties, @$0.0035
September 30, 1997	8,500,000	8,500	21,500	30,000			30,000
	10,500,000	10,500	35,000	45,500	(144,175)		(98,675)
Shares subscribed and fully
paid and issued, @$0.50
April 6, 1999	85,000	85	42,415	42,500			42,500
Balance, June 30, 1998	10,585,000	10,585	77,415	88,000	(144,175)		(56,175)
Net loss for year ended June 30, 1999					(478,497)		(478,497)
Compensation on stock options			120,000	120,000			120,000
Cumulative currency translation adjustments						(1,055)	(1,055)
Issued for cash, @$0.50
April 6, 1999	20,000	20	9,980	10,000			10,000
Issued for cash, @$0.50
April 6, 1999	100,000	100	49,900	50,000			50,000
Issued for private business, @$0.50
April 2, 1999	400,000	400	199,600	200,000			200,000
Issued for cash, @$0.50
April 15, 1999	1,600,000	1,600	798,400	800,000			800,000
Balance, June 30, 1999	12,705,000	12,705	1,255,295	1,268,000	(622,672)	(1,055)	644,273
(Carried forward to next page)

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC.	As Restated
(A Delaware Corporation)	by Inclusion of
(A Development Stage Company)	Going Concern in Note 1 and
Statement of Stockholders' Equity	Deletion Deferred Tax Asset in Note 9
From Date of Inception on August 1, 1997 to June 30, 2004
(In U.S. Dollars)
-

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
Balance, June 30, 1999	12,705,000	12,705	1,255,295	1,268,000	(622,672)	(1,055)	644,273
Cumulative currency translation adjustments						543	543
Shares subscribed and
fully paid, @$0.50
January 4, 2000	450,000	450	224,550	225,000			225,000
Net loss for year ended
June 30, 2000					(503,489)		(503,489)
Issued for exercise of option
@ $0.50, March 13, 2000	100,000	100	49,900	50,000			50,000
Compensation on stock options			30,000	30,000			30,000
Exercise of warrants @ $0.50
May 9, 2000	50,000	50	24,950	25,000			25,000
Exercise of warrants @ $0.60
June 16, 2000	66,667	67	39,933	40,000			40,000
Balance, June 30, 2000	13,371,667	13,372	1,624,628	1,638,000	(1,126,161)	(512)	511,327
Exercise of warrants @$0.60
August 17, 2000	83,333	83	49,917	50,000			50,000
Exercise of warrants @$0.60
February 9, 2001	250,000	250	149,750	150,000			150,000
Issued for services at an ascribed
price of $0.47 per share on
June 11, 2001	200,000	200	93,800	94,000			94,000
Issue for cash, @$0.75
June 19, 2001	50,000	50	37,450	37,500			37,500
Issued as commitment
shares at an ascribed
price of $0.54 per share on
June 25, 2001	640,000	640	344,960	345,600			345,600
Net loss for year ended June 30, 2001					(796,776)		(796,776)
Cumulative currency translation adjustments						592	592
Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
(Carried forward to next page)

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC.	As Restated
(A Delaware Corporation)	by Inclusion of
(A Development Stage Company)	Going Concern in Note 1 and
Statement of Stockholders' Equity	Deletion Deferred Tax Asset in Note 9
From Date of Inception on August 1, 1997 to June 30, 2004
(In U.S. Dollars)

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative currency translation adjustments						194	194
Net loss for year ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	14,420	2,218,430	2,232,850	(2,058,214)	274	174,910
Issued for cash @ $0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @$0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @ $0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @ $0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative currency translation adjustments						1,126	1,126
Net loss for year ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	15,630	2,645,220	2,660,850	(2,381,230)	1,400	281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300	105,000			105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450	7,500			7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793	62,417			62,417
Net loss for year ended
June 30, 2004					(368,931)		(368,931)
Cumulative currency translation adjustments						(9,190)	(9,190)
Balance, June 30, 2004	17,004,166	$17,004	$2,818,763	$2,835,767	$(2,750,161)	$(7,790)	$77,816

See Accompanying Notes and Independent Auditors' Report

ONLINE INNOVATION, INC.	As Restated by Inclusion of
(A Delaware Corporation)	Going Concern Paragraph
(A Development Stage Company)	And Deletion of Deferred Tax Asset
Notes to Financial Statements
June 30, 2004
(In U.S. Dollars)

Note 1.	BUSINESS OPERATIONS

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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $2,697,661 to June 30, 2004 and has working capital deficiency of $266,123 as at June 30, 2004. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

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
Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

ONLINE INNOVATION, INC.	As Restated by Inclusion of
(A Delaware Corporation)	Going Concern Paragraph
(A Development Stage Company)	And Deletion of Deferred Tax Asset
Notes to Financial Statements
June 30, 2004
(In U.S. Dollars)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

b)	Translation of Foreign Currency (cont’d)

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

(e)	Cash

Cash is represented by funds on deposit with the Company’s bankers and is unrestricted as to use.

ONLINE INNOVATION, INC.	As Restated by Inclusion of
(A Delaware Corporation)	Going Concern Paragraph
(A Development Stage Company)	And Deletion of Deferred Tax Asset
Notes to Financial Statements
June 30, 2004
(In U.S. Dollars)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(f)	Segmented Information

Segmented information of the Company’s identifiable assets and operating activities, is as follows:

June 30, 2004	Canada	U.S.	Total
Current assets	$3,245	$-	$3,245
Net fixed assets	18,939	-	18,939
Computer software development	325,000	-	325,000
Total Assets	$347,184	$-	$347,184

Revenue	$-	1,264	1,264
Administration costs	317,695	-	317,695
Deferred income taxes	-	52,500	52,500
Net (loss) for the year	$(317,695)	$53,764	$(368,931)

June 30, 2003	Canada	U.S.	Total
Current assets	$9,806	$-	$9,806
Deferred tax assets	52,500	-	52,500
Net fixed assets	32,815	-	32,815
Computer software development	325,000	-	325,000
Total Assets	$420,121	$-	$420,121

Revenue	$-	-	-
Administration costs	323,016	-	323,016
Net (loss) for the year	$(323,016)	$-	$(323,016)

(g)	Recent Accounting Pronouncements

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

ONLINE INNOVATION, INC.	As Restated by Inclusion of
(A Delaware Corporation)	Going Concern Paragraph
(A Development Stage Company)	And Deletion of Deferred Tax Asset
Notes to Financial Statements
June 30, 2004
(In U.S. Dollars)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

(g)	Recent Accounting Pronouncements (cont’d)

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

Note 3.	CAPITAL STOCK

a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

b)	Common shares issued and outstanding are as follows:

	Shares	$
Balance, June 30, 2003	15,630,000	$2,660,850
Issued for cash	750,000	112,500
Issued for notes payable	624,166	62,417
Balance, June 30, 2004	17,004,166	$2,835,767

ONLINE INNOVATION, INC.	As Restated by Inclusion of
(A Delaware Corporation)	Going Concern Paragraph
(A Development Stage Company)	And Deletion of Deferred Tax Asset
Notes to Financial Statements
June 30, 2004
(In U.S. Dollars)

Note 3.	CAPITAL STOCK (Cont’d)

c)	Warrants outstanding as at June 30, 2004 are as follows:

	Units	Exercise Price	Maturity Date
482047 B.C. Ltd.	500,000	$0.15 / $0.20	November 4, 2004 / November 4, 2005
Admiralty Fund Ltd.	50,000	$0.15	December 31, 2005
Gary Carson Delf	250,000	$0.20	November 6, 2004
Gary Carson Delf	100,000	$0.39	July 16, 2004
Lenora Gates	100,000	$0.15	November 1, 2005
Noble Larsen	100,000	$0.15	November 1, 2005
SKN Holdings Limited	600,000	$0.39	July 16, 2004
	1,700,000

Note 4.	RELATED PARTY TRANSACTIONS

a)	Management fees payable - $102,500

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

b)	Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at June 30, 2004:

Chad D. Lee	5,500,000 common shares
Marlene C. Schluter	2,500,000 common shares
8,000,000

d)	Loans to the Company unpaid as at June 30, 2004 are as follows:

Netgain Management Solutions Inc.	$7,660
Chad D. Lee	20,000
Snowy Creek Resources Ltd.	7,407
Marlene C. Schluter	10,000
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

ONLINE INNOVATION, INC.	As Restated by Inclusion of
(A Delaware Corporation)	Going Concern Paragraph
(A Development Stage Company)	And Deletion of Deferred Tax Asset
Notes to Financial Statements
June 30, 2004
(In U.S. Dollars)

Note 5.	FIXED ASSETS - COMPUTER EQUIPMENT

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

b)	There are no liabilities for pension costs at June 30, 2004, as the Company does not have a pension plan.

ONLINE INNOVATION, INC.	As Restated by Inclusion of
(A Delaware Corporation)	Going Concern Paragraph
(A Development Stage Company)	And Deletion of Deferred Tax Asset
Notes to Financial Statements
June 30, 2004
(In U.S. Dollars)

Note 8.	NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	June 30,
	2004	2003
Basic	16,433,752	15,345,000
Warrants	1,700,000	0
Options	1,500,000	1,500,000
Diluted	19,633,752	16,845,000

Computation of net loss per share:

	June 30,
	2004	2003
Net loss per share - Basic	$(0.02)	$(0.02)
Net loss per share - Diluted	$(0.02)	$(0.02)

Note 9.	INCOME TAXES

The Company has losses carried forward to future years of $2,750,161. There are no current or deferred tax expenses for the year ended June 30, 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

June 30, 2004
Deferred tax assets	$935,055
Valuation allowance	$(935,055)
Net deferred tax assets	$-

The financial statements initially reported included Deferred Tax Asset of $52,500 as an asset in the balance sheet. This financial statement has amended that disclosure and eliminated the deferred tax asset by a write off to operations.

ONLINE INNOVATION, INC.	As Restated by Inclusion of
(A Delaware Corporation)	Going Concern Paragraph
(A Development Stage Company)	And Deletion of Deferred Tax Asset
Notes to Financial Statements
June 30, 2004
(In U.S. Dollars)

Note 9.	INCOME TAXES (Cont’d)

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the year ended June 30, 2004 is as follows:

	Year Ended June 30,
	2004	2003
Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

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

After October 25 2004, the Holders shall have the right, at their options to convert the principal amount of the notes, together with all accrued interest into fully paid and non- assessable shares of the Company’s common stock at a conversion price of $0.25 per share.

ONLINE INNOVATION, INC.	As Restated by Inclusion of
(A Delaware Corporation)	Going Concern Paragraph
(A Development Stage Company)	And Deletion of Deferred Tax Asset
Notes to Financial Statements
June 30, 2004
(In U.S. Dollars)

Note 12.	CONSULTING AGREEMENTS

A consulting agreement between Fortune Capital Management and the Company is effective on August 1, 2002. The Company agrees to pay the Consultant a consulting fee of $2,500 per month.

5

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE INNOVATION, INC.

Date:	By:	/s/ Chad D. Lee

Chad D. Lee, President, Director,
Principal Executive Officer

	By:	/s/ Marlene C. Schluter

Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date:  September 1, 2005

By:  /s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date:  September 1, 2005