Form 10QSB/A
period 2004-09-30
ONLINE INNOVATION INC
filed 2005-09-08
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

(604) 669-7564
Issuer’s telephone number

__________________________________________________
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

As of November 10, 2004, the registrant’s outstanding common stock consisted of 17,104,166 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

ONLINE INNOVATION, INC.

EXPLANATORY NOTE

This Amendment No. 1 is being filed further to our original Form 10QSB filing for the period ended September 30, 2004. Other than revisions as disclosed herein, no other changes were made to the Form 10-QSB, and this Form 10-QSB/A does not otherwise modify or update the disclosure contained in the Form 10-QSB.

The Original Filing has been also been amended to include currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2.32.1 and 32.2.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Attached are the registrant’s unaudited financial statements for the three month period ended September 30, 2004, with comparative figures for the three month period ended September 30, 2003.

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
And Deletion of Deferred Tax Asset

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Online Innovation, Inc. (A Delaware Corporation)
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of September 30, 2004, and the related statements of income, retained earnings, cash flows and changes in stockholders’ equity for the three month periods ended September 30, 2004, and September 30, 2003. These interim financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these maters are also described in Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Moen and Company”
(“Signed”)
Chartered Accountants

Vancouver, British Columbia, Canada
November 2, 2004, and July 27, 2005
   as to Going Concern Paragraph four above, and Deletion of Deferred Tax Asset, and related disclosure in Notes 1(c) & Note 9, respectively.

“Independent Accountants and Auditors”

ONLINE INNOVATION, INC.	As Restated
(A Delaware Corporation)	by Inclusion of
(A Development Stage Company)	Going Concern in Note 1 and
Balance Sheet	Deletion Deferred Tax Asset in Note 9
September 30, 2004
(In U.S. Dollars)
(With Comparative Figures at June 30, 2004)
(Unaudited)

	September 30,	June 30,
ASSETS	2004	2004
Current Assets
Cash	$6,048	$3,245
TOTAL CURRENT ASSETS	6,048	3,245

Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5)	15,470	18,939

Computer software development (Note 6(b))
Application development stage costs	287,500	325,000

TOTAL ASSETS	$309,018	$347,184

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$96,268	$96,801
Management fees payable (Note 4(a))	117,500	102,500
Loan payable (Note 11)	28,846	25,000
Due to related parties (Notes 4(c))	45,067	45,067
TOTAL CURRENT LIABILITIES	287,681	269,368

Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 17,104,166 common shares
(June 30, 2004 - 17,004,166 common shares), par value	17,104	17,004
Paid in capital in excess of par value of stock	2,833,663	2,818,763
Deficit accumulated during development stage (Note 1)	(2,821,640)	(2,750,161)
Cumulative currency translation adjustments (Note 2(b))	(7,790)	(7,790)
TOTAL STOCKHOLDERS' EQUITY	21,337	77,816

TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$309,018	$347,184

Approved on Behalf of the Board

"Chad D. Lee"	, President and Chief Executive Officer and Director
"Marlene C. Schluter"	,Secretary and Treasurer and Chief Financial Officer and Director

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.	As Restated
(A Delaware Corporation)	by Inclusion of
(A Development Stage Company)	Going Concern in Note 1 and
Statement of Income	Deletion Deferred Tax Asset in Note 9
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Three Months Ended
	to September 30,	September 30,
	2004	2004	2003

Interest and Other Income	$1,264	$-	$-

Administration Costs
Amortization of computer software development stage costs	37,500	37,500	-
Compensation on stock option	150,000	-	-
Computer technology and
software development-preliminary
development stage costs	393,438	-	8,494
Depreciation - fixed assets	101,619	3,469	3,469
Filing and transfer agent fees	28,675	491	297
Financing costs	22,550	-	-
Funding agreement commitment costs	345,600	-	-
Interest on loans	7,268	-	-
Management and consulting fees	797,002	15,000	23,841
Office expenses, net	220,236	6,909	3,083
Option payment, mineral properties	30,000	-	-
Professional fees	249,013	2,650	8,667
Promotion, investor relations,
and investor communications	88,711	845	-
Travel expenses	50,566	577	387
Website marketing/Banner
advertising costs	300,726	4,038	5,630
	2,822,904	71,479	53,868
Profit (Loss) Before Income Taxes	(2,821,640)	(71,479)	(53,868)
Deferred income taxes	-	-	-

Net profit (loss) for the period	$(2,821,640)	$(71,479)	$(53,868)

Weighted Average Share Outstanding
Basic		17,079,166	15,630,000
Diluted		19,579,166	17,130,000

Net loss per common share (Note 8)
Basic		$(0.00)	$(0.00)
Diluted		$(0.00)	$(0.00)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.	As Restated
(A Delaware Corporation)	by Inclusion of
(A Development Stage Company)	Going Concern in Note 1 and
Statement of Retained Earnings (Deficit)	Deletion Deferred Tax Asset in Note 9
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Three Months Ended
	to September 30,	September 30,
	2004	2004	2003

Balance (deficit), beginning
of period	$-	$(2,750,161)	$(2,381,230)

Net profit (loss) for the period	(2,821,640)	(71,479)	(53,868)

Balance (deficit), end of period	$(2,821,640)	(2,821,640)	$(2,435,098)

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.	As Restated
(A Delaware Corporation)	by Inclusion of
(A Development Stage Company)	Going Concern in Note 1 and
Statement of Cash Flows	Deletion Deferred Tax Asset in Note 9
(In U.S. Dollars)
(Unaudited)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Three Months Ended
	to September 30,	September 30,
	2004	2004	2003
Cash Provided by (Used for)
Operating Activities
Net profit (loss) for the period	$(2,821,640)	$(71,479)	$(53,868)
Items not requiring use of cash:
Deferred income taxes	52,500	-	-
Shares issued for funding agreement
commitment costs	345,600	-	-
Shares issued for assignment of
option on mineral properties	30,000	-	-
Shares issued for compensation
on stock options	150,000	-	-
Depreciation - fixed assets	101,619	3,469	3,469
Amortization of computer software development stage costs	37,500	37,500	-
Cumulative currency translation adjustments	(7,790)	-	(5,142)
Changes in non-cash working capital items
Deferred income taxes	(52,500)	-	-
Accounts payable	96,268	(533)	6,059
Management fees payable	117,500	15,000	5,000
Cash used for operating activities	(1,950,943)	(16,043)	(44,482)
Investing Activities
Computer software development
Application development stage costs	(325,000)	-	-
Fixed assets purchased	(117,089)	-	-
Cash used for investing purposes	(442,089)	-	-
Financing Activities
Capital stock subscribed	2,325,167	15,000	-
Loan payable	28,846	3,846	40,000
Due to related parties	45,067	-	955
Cash provided by financing activities	2,399,080	18,846	40,955
Cash increase (decrease)
during the period	6,048	2,803	(3,527)
Cash, Beginning of period	-	3,245	9,806

Cash, End of period	$6,048	$6,048	$6,279

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.	As Restated
(A Delaware Corporation)	by Inclusion of
(A Development Stage Company)	Going Concern in Note 1 and
Statement of Stockholders' Equity	Deletion Deferred Tax Asset in Note 9
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
From Date of Inception on August 1, 1997 to September 30, 2004
(In U.S. Dollars)
(Unaudited)

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
Balance, June 30, 2001	14,595,000	14,595	2,300,505	2,315,100	(1,922,937)	80	392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative currency translation adjustments						194	194
Net loss for year ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	14,420	2,218,430	2,232,850	(2,058,214)	274	174,910
Issued for cash @ $0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @$0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @ $0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @ $0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative currency translation adjustments						1,126	1,126
Net loss for year ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	15,630	2,645,220	2,660,850	(2,381,230)	1,400	281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300	105,000			105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450	7,500			7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793	62,417			62,417
Net loss for year ended
June 30, 2004					(368,931)		(368,931)
Cumulative currency translation adjustments						(9,190)	(9,190)
Balance, June 30, 2004	17,004,166	17,004	2,818,763	2,835,767	(2,750,161)	(7,790)	77,816
Warrants exercised	100,000	100	14,900	15,000			15,000
Net loss for period ended
September 30, 2004					(71,479)		(71,479)
Balance, September 30, 2004	17,104,166	$17,104	$2,833,663	$2,850,767	($2,821,640)	($7,790)	$21,337

See Accompanying Notes and Independent Accountants' Review Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)	As Restated by Inclusion of
(A Development Stage Company)	Going Concern Paragraph
Notes to Financial Statements	And Deletion of Deferred Tax Asset
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $2,821,640 to September 30, 2004 and has a working capital deficiency of $281,633 as at September 30, 2004. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)	As Restated by Inclusion of
(A Development Stage Company)	Going Concern Paragraph
Notes to Financial Statements	And Deletion of Deferred Tax Asset
September 30, 2004
(In U.S. Dollars)

(Unaudited)

Note 2. SIGNIFICANT ACCOUNTING POLICIES

c)	Translation of Foreign Currency (cont’d)

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

(e)	Cash

Cash is represented by funds on deposit with the Company’s bankers and is unrestricted as to use.

ONLINE INNOVATION, INC.
(A Delaware Corporation)	As Restated by Inclusion of
(A Development Stage Company)	Going Concern Paragraph
Notes to Financial Statements	And Deletion of Deferred Tax Asset
September 30, 2004
(In U.S. Dollars)

(Unaudited)

Note 2. SIGNIFICANT ACCOUNTING POLICIES (cont’d)

(f)	Segmented Information

Segmented information of the Company’s identifiable assets and operating activities, is as follows:

September 30, 2004	Canada	U.S.	Total
Current assets	$6,048	$-	$6,048
Net fixed assets	15,470	-	15,470
Computer software development	287,500	-	287,500
Total Assets	$309,018	$-	$309,018

Revenue	$-	-	-
Administration costs	71,479	-	71,479
Net (loss) for the period	$(71,479)	$-	$(71,479)

September 30, 2003	Canada	U.S.	Total
Current assets	$6,279	$-	$6,279
Deferred tax assets	52,500	-	52,500
Net fixed assets	29,346	-	29,346
Computer software development	325,000	-	325,000
Total Assets	$413,125	$-	$413,125

Revenue	$-	-	-
Administration costs	53,868	-	53,868
Net (loss) for the period	$(53,868)	$-	$(53,868)

(g)	Recent Accounting Pronouncements

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)	As Restated by Inclusion of
(A Development Stage Company)	Going Concern Paragraph
Notes to Financial Statements	And Deletion of Deferred Tax Asset
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

Note 3. CAPITAL STOCK

a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

b)	Common shares issued and outstanding are as follows:

	Shares	$
Balance, June 30, 2004	17,004,166	$2,835,767
Warrants exercised	100,000	15,000
Balance, September 30, 2004	17,104,166	$2,850,767

ONLINE INNOVATION, INC.
(A Delaware Corporation)	As Restated by Inclusion of
(A Development Stage Company)	Going Concern Paragraph
Notes to Financial Statements	And Deletion of Deferred Tax Asset
September 30, 2004
(In U.S. Dollars)

(Unaudited)

Note 3. CAPITAL STOCK (Cont’d)

c)	Warrants outstanding as at September 30, 2004 are as follows:

	Units	Exercise Price	Maturity Date
482047 B.C. Ltd.	500,000	$0.15 / $0.20	November 4, 2004 / November 4, 2005
Admiralty Fund Ltd.	50,000	$0.15	December 31, 2005
Gary Carson Delf	250,000	$0.20	November 6, 2004
Lenora Gates	100,000	$0.15	November 1, 2005
Noble Larsen	100,000	$0.15	November 1, 2005
	1,000,000

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

b)	Directors and Officers of the Company are beneficial owners of common shares of the Company, as follows, at September 30, 2004:

Chad D. Lee	4,000,000	common shares
Marlene C. Schluter	4,000,000	common shares
	8,000,000

d)	Loans to the Company unpaid as at September 30, 2004 are as follows:

Netgain Management Solutions Inc.	$7,660
Chad D. Lee	20,000
Snowy Creek Resources Ltd.	7,407
Marlene C. Schluter	10,000
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

ONLINE INNOVATION, INC.
(A Delaware Corporation)	As Restated by Inclusion of
(A Development Stage Company)	Going Concern Paragraph
Notes to Financial Statements	And Deletion of Deferred Tax Asset
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

September 30,
2004
Balance, June 30, 2004	$325,000
Amortization during the period	(37,500)
Balance, September 30, 2004	$287,500

ONLINE INNOVATION, INC.
(A Delaware Corporation)	As Restated by Inclusion of
(A Development Stage Company)	Going Concern Paragraph
Notes to Financial Statements	And Deletion of Deferred Tax Asset
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

Note 8. NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	September 30,
	2004	2003
Basic	17,079,166	15,630,000
Warrants	1,000,000	0
Options	1,500,000	1,500,000
Diluted	19,579,166	17,130,000

Computation of net loss per share:

	September 30,
	2004	2003
Net loss per share - Basic	$ (0.00)	$ (0.00)
Net loss per share - Diluted	$ (0.00)	$ (0.00)

Note 9. INCOME TAXES

The Company has losses carried forward to future years of $2,821,640. There are no current or deferred tax expenses for the period ended September 30, 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

ONLINE INNOVATION, INC.
(A Delaware Corporation)	As Restated by Inclusion of
(A Development Stage Company)	Going Concern Paragraph
Notes to Financial Statements	And Deletion of Deferred Tax Asset
September 30, 2004
(In U.S. Dollars)

(Unaudited)

Note 9. INCOME TAXES (Cont’d)

September 30, 2004
Deferred tax assets	$959,358
Valuation allowance	$(959,358)
Net deferred tax assets	$-

The financial statements initially reported included Deferred Tax Asset of $52,500 as an asset in the balance sheet. This financial statement has amended that disclosure and eliminated the deferred tax asset by a write off to operations.

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended September 30, 2004 is as follows:

	Period Ended September 30,
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

Our financial statements disclose that there is a substantial doubt about our ability to continue as a going concern. We experienced an accumulated deficit of $2,821,640 as at September 30, 2004. As at September 30, 2004 we had a working capital deficiency of $281,633. Our liquidity and capital resources are limited and we are presently relying on a combination of revenues from sales and equity investment in order to fund continued operations. Our financial condition raises serious doubt as to our ability to continue operations without additional equity or debt financing as described in the explanatory paragraph of the report of our independent auditor and note 1(c) of our financial statements. The presentation of our financial statements assumes that we will continue as a going concern and our assets and liabilities are recorded on the basis that the business will continue for the foreseeable future. In order to continue as a going concern, we must carry out our business plan and achieve profitability, which may not occur in the foreseeable future. If we are unable to continue as a going concern, the proceeds from the liquidation of our assets may not be sufficient to discharge our liabilities as they become due, placing us at risk of legal proceedings, including bankruptcy proceedings, being initiated by our creditors. Our inability to continue as a going concern will result in a significant loss of value of our common stock.

Item 6 - Exhibits

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

Date: September 1, 2005	ONLINE INNOVATION, INC.
(Registrant)

By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

By:	/s/ Marlene C. Schluter
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