Form 10KSB
period 2005-06-30
ONLINE INNOVATION INC
filed 2005-09-28
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The registrant did not earn any revenues in the financial year ended June 30, 2005.

As of September 21, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,462,170 based on the closing trade reported on the NASD Over the Counter Bulletin Board. Shares of common stock by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES ☐ NO☐ N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 27, 2005 the registrant’s outstanding common stock consisted of 20,679,166 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

3

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

Since the launch of the Company’s website on September 3, 2002, the Company has worked on developing new content and functionality for the website and to upgrade existing content and functionality. In addition to ongoing website development, the Company has focused its energies on securing equity financing to fund its ongoing operations and to fund planned marketing of the website. During the fiscal year ended June 30, 2004, the Company also commenced development of a new web property known as “Urban Flirt”.

As noted above, the website was launched on September 3, 2002. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. This introductory offer was originally made for a 30 day period but has been extended by the Company for an indefinite period. The Company intends to continue the introductory offer until it has been able to carry out marketing activities to promote the website. After the introductory offer has been completed, memberships will be available for $10.95 per month, $29.95 for three months, $49.95 for 6 months and $79.95 for 1 year. As of September 27, 2005, the website had 80,125 registered profiles (including profiles from people on 10 day trials). In addition to generating revenue through the sale of memberships, the Company intends to generate revenue through banner advertising and the sale of merchandise through the website.

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

The website was launched on September 3, 2002. Since that time the Company has been maintaining and improving website functionality and attempting to raise capital for the purpose of marketing the website. Limited marketing activities have been undertaken with the funds which the Company has had available. The Company is currently offering free 10-day trials and an introductory special in which users may purchase a 1-year membership for $19.95. This introductory offer was originally made for a 30 day period but has been extended by the Company for an indefinite period. The Company intends to continue the introductory offer until it has been able to carry out marketing activities to adequately promote the website. After the introductory offer has been completed, memberships will be available for $10.95 per month, $29.95 for three months, $49.95 for 6 months and $79.95 for 1 year.

The Company has incurred expenditures of approximately $41,419 over the past 2 fiscal years related to the design and development of its web properties. Approximately $39,349 was incurred in the fiscal year ended June 30, 2004 and approximately $2,070 was incurred in the fiscal year ended June 30, 2005.

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

The Company originally hoped to develop the website to permit the purchase and delivery of merchandise within the first year of launch of the e-commerce component of the site but has been unable to do so. The Company still intends to develop this aspect of its business but has been focusing on raising capital for use in marketing the website and developing other features. Currently, therefore, the Company does not foresee implementing merchandising infrastructure until funds for marketing have been made available and a larger member base has been established.

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

The Company retains the services of 1 web-programming consultant to perform maintenance and additional development work on an as needed basis. The consultant works under the Company’s direct supervision and payment is tied to and based on the completion of specific tasks. No written agreements have been entered into between the Company and the consultant. The Company has no obligations to the consultant, and the consultant has no obligations to the Company, beyond the completion of each specified task or segment of development work.

Risk Factors

Prospective investors should consider carefully the following risk factors, in addition to the other information contained in this Report concerning the Registrant and its business, before making any investment in the Registrant's securities.

Inability to Continue Business as a Going Concern

The Company’s financial statements for the year ended June 30, 2005 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company may not be able to raise additional capital or achieve profitability and as a consequence may not be able to meet liabilities and commitments in the normal course of business, which would jeopardize its ability to continue business operations in accordance with its business plan or at all.

The Company’s audited financial statements disclose that there is a substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred losses of $3,224,279 to June 30, 2005. As at June 30, 2005 the Company had a working capital deficiency of $189,232. The Company’s liquidity and capital resources are limited and it is presently relying on a combination of revenues from sales and equity investment in order to fund continued operations. The Company’s financial condition raises serious doubt as to its ability to continue operations without additional equity or debt financing as described in the explanatory paragraph of the report of our independent auditor and note 1(c) of our financial statements. The presentation of the Company’s financial statements assumes that the Company will continue as a going concern and its assets and liabilities are recorded on the basis that the business will continue for the foreseeable future. In order to continue as a going concern, the Company must carry out its business plan and achieve profitability, which may not occur in the foreseeable future. If the Company is unable to continue as a going concern, the proceeds from the liquidation of its assets may not be sufficient to discharge its liabilities as they become due, placing the Company at risk of legal proceedings, including bankruptcy proceedings, being initiated by the Company’s creditors. The Company’s inability to continue as a going concern will result in a significant loss of value of our common stock.

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

ITEM 2: DESCRIPTION OF PROPERTY

Office Space

The Company rents 488 square feet of office space on a month to month basis and pays a total of $900 (Canadian) per month rent plus 7% Goods and Services Tax.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

The Company’s shares are also listed to trade on the Third Market Segment (the Regulated Unofficial Market) of the Frankfurt Stock Exchange under the symbol ONN, although trading of the Company’s shares on this exchange is very sporadic.

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

Quarter Ended	High	Low
June 30, 2003	0.60	0.08
September 30,2003	0.35	0.145
December 31, 2003	0.44	0.145
March 31, 2004	0.51	0.30
June 30, 2004	0.72	0.26
September 30, 2004	0.70	0.36
December 31, 2004	0.37	0.24
March 31, 2005	0.25	0.16
June 30, 2005	0.16	0.13

Quote data is obtained from Canada Stockwatch. Quotations posted on the OTCBB and the NQSB Pink Sheet quotation system reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As at September 27, 2005 there were approximately 62 stockholders of record holding 20,679,166 common shares of the Company.

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

Recent Sales of Unregistered Securities

Other than as disclosed herein, no equity securities were sold by the Company during the quarter ended June 30, 2005. Details with respect to equity securities sold by the Company in the three preceding quarters of the fiscal year ended June 30, 2005 are set out in the Company’s quarterly reports on Form 10QSB for those periods. The Company’s quarterly reports were filed via EDGAR and are available online.

On May 17, 2005, the Company issued 105,000 shares of its common stock to Fortune Capital Management (USA) Inc. (“Fortune”) to repay a $25,000 loan made by Fortune to the Company. The loan was secured by a convertible promissory note issued by the Company to Fortune on April 25, 2004. The debt represented by the convertible note, together with outstanding interest, was converted into shares of the Company’s common stock at a deemed price of $0.25 per share, pursuant to the terms of the note. The shares were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. The noteholder was not a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

On May 23, 2005, the Company issued the following shares of its common stock to the following parties:

Name	Number of Shares Acquired
Netgain Management Solutions Inc.[1]	850,000
Marlene Schluter	220,000
MCS Management Ltd.[2]	820,000
Fortune Capital Management (USA) Inc.	1,310,000

[1] Netgain Management Solutions Inc. is a company wholly owned by Mr. Chad D. Lee, president and director of the Company.

[2] MCS Management Ltd. is a company wholly owned by Ms. Marlene C. Schluter, director, secretary and treasurer of the Company.

The shares were issued at a deemed price of $0.10 per share and were issued to repay accrued debts for consulting and management services and expenses incurred by the parties on behalf of the Company. The shares were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. None of the shareholders was a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

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

As of September 27, 2005, the website had 80,125 registered profiles. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company’s inability to secure adequate financing since the launch of the website has limited its ability to invest money into marketing its flagship property. The Company’s ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled “Cash Requirements” for a discussion of the Company’s attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

The Company retains the services of Fortune Capital Management (USA) Inc. (“Fortune”), to provide sales and marketing services on a month to month basis. Fortune provides marketing concepts for the VirtuallyDating website, explores strategic partnerships for the website and provides conceptual design for marketing materials to advertise the website. The Company pays $2,500 per month to Fortune and reimburses Fortune for expenses incurred in carrying out its duties under the agreement.

Additional Website Development

The Company retains the services of 1 web-programming consultant to perform maintenance and additional development work on an as needed basis. The consultant works under the Company’s direct supervision and his payment is tied to and based on the completion of specific tasks.

Urban Flirt

Development is underway in connection with a proposed second revenue generating web property which will be known as “UrbanFlirt” and will be located on the web at www.urbanflirt.com. This web based community will feature the traditional online matchmaking components that have pioneered the Online Dating Industry to date. The site will feature core functionality such as photo upload, messaging capabilities, compatibility indicators, detailed matching and distance calculators. The Company's intentions are to design the site to appeal to the over 25-45 crowd. This demographic represents the highest users of Online Dating Services on the Internet today. The UrbanFlirt website is currently functional and is being subjected to internal testing by the Company. The launch of this product has been postponed by the Company until adequate equity financing is successfully raised to complete the final necessary programming and marketing to properly roll out this new property.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until September 30, 2005. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company’s ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

On May 10, 2005, the Company negotiated a loan in the amount of $50,000 from Fortune Capital Management (USA) Inc. The loan was due and payable on August 10, 2005 and is secured by a convertible promissory note. The loan bears interest at a rate of 10% per annum. The promissory note is convertible at the option of the noteholder at any time after August 10, 2005 into shares of common stock of the Company at a conversion price of $0.10 per share. The conversion rights may be exercised at any time after August 10, 2005, but must be exercised prior to payment in full of the principal amount of the loan and any accrued interest. The Company has the right to prepay the loan at any time upon 15 days written notice to the noteholder.

The Company intends to use available finances to fund ongoing operations. Funds will be utilized for general and administrative expenses, website maintenance and development and marketing.

The Company’s financial statements for the year ended June 30, 2005 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As at June 30, 2005 the Company had a working capital deficiency of $189,232. The Company’s financial condition raises serious doubt as to its ability to continue operations without additional equity or debt financing. The Company’s ability to raise additional capital through debt and equity financing is presently uncertain.

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
(A Development Stage Company)

We have audited the accompanying Balance Sheets of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of June 30, 2005, and June 30, 2004 (as restated), and the related Statements of Combined Income and Comprehensive Income, Retained Earnings (Deficit), Cash Flows, and Changes in Stockholders’ Equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Innovation, Inc. (A Delaware Corporation) (A Development Stage Company) as of June 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2(g) to the financial statements, the Company restated to write off the deferred tax assets of $52,500 to operations for year ended June 30, 2004.

“Moen and Company”
(“Signed”)
Chartered Accountants
Vancouver, British Columbia, Canada
August 15, 2005

“Independent Accountants and Auditors”

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Balance Sheets
June 30, 2005
(In U.S. Dollars)
(With Comparative Figures at June 30, 2004)

	June 30,
ASSETS	2005	2004
		(As restated)
Current Assets
Cash	$20,522	$3,245
TOTAL CURRENT ASSETS	20,522	3,245

Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5)	5,063	18,939

Computer software development (Note 6(b))
Application development stage costs, less amortization	175,000	325,000

TOTAL ASSETS	$200,585	$347,184

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$109,687	$96,801
Management fees payable (Note 4(a))	5,000	102,500
Convertible notes payable (Note 11)	50,000	25,000
Loans from related parties (Notes 4(c))	45,067	45,067
TOTAL CURRENT LIABILITIES	209,754	269,368

Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 20,679,166 common shares
(June 30, 2004 - 17,004,166 common shares), par value	20,679	17,004
Paid in capital in excess of par value of stock	3,202,221	2,818,763
Deficit accumulated during development stage (Note 1)	(3,224,279)	(2,750,161)
Cumulative currency translation adjustments (Note 2(b))	(7,790)	(7,790)
TOTAL STOCKHOLDERS' EQUITY	(9,169)	77,816

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$200,585	$347,184

Approved on Behalf of the Board

           "Chad D. Lee"                                    , President and Chief Executive Officer and Director

           "Marlene C. Schluter"                       ,Secretary and Treasurer and Chief Financial Officer and Director

See Accompanying Notes to Financial Statements and Auditors' Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Combined Income and Comprehensive Income
(In U.S. Dollars)

	Cumulative From
	Inception Date
	on Aug 1, 1997		Year Ended				Three Months Ended
	to June 30,		June 30,				June 30,
	2005		2005		2004		2005		2004
					(As restated)				(As restated)
Interest and Other Income	$1,264 $		- $		1,264 $		- $		175

Administration Costs
Amortization of computer software
development stage costs	150,000		150,000		-		37,500		-
Compensation on stock issued	150,000				-		-		-
Computer technology and
software development-preliminary
development stage costs	395,508		2,070		39,349		-		15,980
Depreciation - fixed assets	112,026		13,876		13,876		3,469		3,469
Filing and transfer agent fees	32,177		3,993		2,427		1,105		671
Financing costs	22,550		-		-		-		-
Funding agreement commitment costs	345,600		-		-		-		-
Interest on loans	7,268		-		2,417		-		-
Management and consulting fees	976,404		194,402		134,483		15,000		15,000
Office expenses, net	236,274		22,947		32,108		1,819		8,006
Option payment, mineral properties	30,000						-		-
Professional fees	277,597		31,234		17,901		19,219		6,314
Promotion, investor relations,
and investor communications	88,711		845		741		-		(104)
Travel expenses	83,731		33,742		10,063		14,150		7,438
Website marketing/Banner
advertising costs	317,697		21,009		64,330		4,667		848
Total Administration Costs	3,225,543		474,118		317,695		96,929		57,622
Net income (loss) for the period	(3,224,279)		(474,118)		(316,431)		(96,929)		(57,447)
Other comprehensive income
Deferred income taxes	-		-		52,500		-		52,500

Comprehensive income (loss) for the period	$(3,224,279	) $	(474,118	) $	(368,931	) $	(96,929	) $	(109,947)

See Accompanying Notes to Financial Statements and Auditors' Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Retained Earnings (Deficit)
(In U.S. Dollars)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Year Ended				Three Months Ended
	to June 30,	June 30,				June 30,
	2005	2005		2004		2005	2004
				(As restated)			(As restated)
Balance (deficit), beginning
of period	$-	$(2,750,161	) $	(2,381,230	) $	(3,127,350)	$(2,640,214)

Net profit (loss) for the period	(3,224,279)	(474,118)		(368,931)		(96,929)	(109,947)

Balance (deficit), end of year	$(3,224,279)	$(3,224,279	) $	(2,750,161)		(3,224,279)	$(2,750,161)

See Accompanying Notes to Financial Statements and Auditors' Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Cash Flows
(In U.S. Dollars)

	Cumulative From
	Inception Date
	on Aug 1, 1997		Year Ended			Three Months Ended
	to June 30,		June 30,			June 30,
	2005		2005		2004	2005		2004
Cash Provided by (Used for)			(As restated)					(As restated)
Operating Activities
Net profit (loss) for the period	$(3,224,279	) $	(474,118	) $	(368,931)	(96,929	) $	(109,947)
Items not requiring use of cash:
	-		-		52,500	-		52,500
Shares issued for funding agreement
commitment costs	345,600		-		-	-		-
Shares issued for assignment of
option on mineral properties	30,000		-		-	-		-
Shares issued for compensation	150,000		-		-	-		-
Depreciation - fixed assets	112,026		13,876		13,876	3,469		3,469
Amortization of computer software	150,000		150,000		-	37,500		-
Cumulative currency translation adjustments	(7,790)		-		(9,190)	-		(1,834)
Changes in non-cash working capital items
Accounts payable and accrued liabilities	261,459		164,658		56,812	10,546		689
Management fees payable	172,000		69,500		47,500	15,000		15,000
Cash used for operating activities	(2,010,984)		(76,084)		(207,433)	(30,414)		(40,123)
Investing Activities
Computer software development
Application development stage costs	(325,000)		-		-	-		-
Fixed assets purchased	(117,089)		-		-	-		-
Cash used for investing purposes	(442,089)		-		-	-		-
Financing Activities
Capital stock subscribed for cash	2,353,528		43,361		112,500			-
Convertible notes payable	75,000		50,000		87,417	50,000		25,000
Loans from related parties	45,067		-		955	-		-
Cash provided by financing activities	2,473,595		93,361		200,872	50,000		25,000
Cash increase (decrease)
during the period	20,522		17,277		(6,561)	19,586		(15,123)
Cash, Beginning of period	-		3,245		9,806	936		18,368
Cash, End of year	$20,522 $		20,522 $		3,245	20,522 $		3,245

Supplemental Cash Flow Information (Note 13)

See Accompanying Notes to Financial Statements and Auditors' Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Stockholders' Equity
For Period from June 30, 2001 to June 30, 2005
(In U.S. Dollars)

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
Balance, June 30, 2001	14,595,000	$14,595	$2,300,505	$2,315,100	$(1,922,937)	$80	$392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative currency translation adjustments						194	194
Net loss for year ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	14,420	2,218,430	2,232,850	(2,058,214)	274	174,910
Issued for cash @ $0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @$0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @ $0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @ $0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative currency translation adjustments						1,126	1,126
Net loss for year ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	15,630	2,645,220	2,660,850	(2,381,230)	1,400	281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300	105,000			105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450	7,500			7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793	62,417			62,417
Net loss for year ended
June 30, 2004					(368,931)		(368,931)
Cumulative currency translation adjustments						(9,190)	(9,190)
Balance, June 30, 2004	17,004,166	17,004	2,818,763	2,835,767	(2,750,161)	(7,790)	77,816
Warrants exercised @$0.15	250,000	250	37,250	37,500			37,500
Issued for cash @$0.39	15,000	15	5,846	5,861			5,861
Issued for management fees payable
May 23, 2005	850,000	850	84,150	85,000			85,000
Issued for accounts payable	220,000	220	21,497	21,717			21,717
May 23, 2005
Issued for management fees payable
May 23, 2005	820,000	820	81,180	82,000			82,000
Issued for accounts payable
May 23, 2005	1,310,000	1,310	128,745	130,055			130,055
Issued for convertible notes payable
May 23, 2005	210,000	210	24,790	25,000			25,000
Net loss for the year ended
June 30, 2005					(474,118)		(474,118)
Balance, June 30, 2005	20,679,166	$20,679	$3,202,221	$3,222,900	$(3,224,279)	$(7,790)	$(9,169)

See Accompanying Notes to Financial Statements and Auditors' Report

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)

Note 1. BUSINESS OPERATIONS

a)	The Company was incorporated on May 7, 1997 as Micro Millennium, Inc., under the Company Act of the State of Delaware, U.S.A., and commenced inception of business on August 1, 1997. The Company changed it’s name from Micro Millennium, Inc. to Sinaloa Gold Corp. on October 16, 1997 and changed it’s name from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999.

b)	The Company is in its development stage in the internet/e-commerce industry as a website development company and was previously in the mining resource industry and has not generated any significant revenues from its planned operations. The deficit has been accumulated during the development stage.

c)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $3,224,279 to June 30, 2005 and has a working capital deficiency of $189,232 as at June 30, 2005. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

Note 2. SIGNIFICANT ACCOUNTING POLICIES

a)	Administration Costs
Administration costs are written off to operations when incurred.

b)	Translation of Foreign Currency

The functional currency is the Canadian dollar and reporting currency is the US dollar.

An analysis of the changes in the cumulative currency translation adjustments as disclosed as part of stockholders’ equity, is as follows:

	Year Ended
	June 30,
	2004	2004
Beginning balance, June 30, 2004 & 2003	$(7,790)	$1,400
Change during the period	--	(9,190)
Ending balance, June 30, 2005 & 2004	$(7,790)	$(7,790)

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)

Note 2. SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(c)	Amortization of Computer Software
Development – Application Development Stage Costs

Amortization of computer software costs of $325,000 commenced on July 1, 2004. The amortization period is for twenty-six months on a straight-line basis. Accumulated Amortization of $150,000 has been charged to operations leaving a balance of $175,000 to be amortized over future periods at the rate of $37,500 per quarter.

(d)	Use of Estimates

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

The Company adopt EITF Issued 04-8 to include in the computation of diluted earnings per share, if dilutive, all instruments with embedded conversion features without considering whether the market conditions for conversion have been met, if conversion of these instruments is contingent on market conditions indexed to the price of the issuer’s shares.

(g)	Comparative Figures

The comparative figures for the year ended June 30, 2004 were restated to write off the deferred tax asset of $52,500 to operations.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)

Note 2. SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(h)	Segmented Information Segmented information of the Company’s identifiable assets and operating activities, is as follows:

June 30, 2005	Canada	U.S.	Total
Current assets	$20,522	$-	$20,522
Net fixed assets	5,063	-	5,063
Computer software development	175,000	-	175,000
Total Assets	$200,585	$-	$200,585
Year Ended June 30, 2005
Revenue	$-	-	-
Administration costs	(474,118)	-	(474,118)
Net (loss) for the period	$(474,118)	$-	$(474,118)

June 30, 2004	Canada	U.S.	Total
Current assets	$3,245	$-	$3,245
Net fixed assets	18,939	-	18,939
Computer software development	325,000	-	325,000
Total Assets	$347,184	$-	$347,184
Year Ended June 30, 2004
Revenue	$-	1,264	1,264
Administration costs	(317,695)	-	(317,695)
Deferred tax asset written off	(52,500)		(52,500)
Net (loss) for the year	$(370,195)	$1,264	$(368,931)

(i)	Recent Accounting Pronouncements

In December of 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation and Disclosure” (“SFAS148”). SFAS 148 addresses additional disclosure rules concerning stock-based compensation and three alternative methods for companies to choose from for those companies that have chosen to expense stock options under the fair value method prescribed by SFAS 123. The Company has not issued any stock options by June 30, 2005. (See Note 8 Stock-Based Compensation / Pension Plan)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” It established standards for how an issuer classified and measures certain financial instruments with characteristics of both liabilities and equity. This standard was effective for financial instruments entered into or modified after June 30, 2003, with no material effect on the Company’s financial position or results of operations.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)

Note 3. CAPITAL STOCK

a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

b)	Common shares issued and outstanding are as follows:

	Shares	$
Balance, June 30, 2004	17,004,166	$2,835,767
Private placement	15,000	5,861
Warrants exercised	250,000	37,500
Issued for debt	3,410,000	343,772
Balance, June 30, 2005	20,679,166	$3,222,900

c)	Warrants outstanding as at June 30, 2005 are as follows:

	Units	Exercise Price	Maturity Date
Jillian Henderson	15,000	$0.40	October 14, 2005
		$0.50	October 14, 2006

482047 B.C. Ltd.	500,000	$0.20	November 4, 2005
	515,000

Note 4. RELATED PARTY TRANSACTIONS

a)	Management fees payable - $5,000

	(i)	Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. The unpaid portion of these management fees, as at June 30, 2005 is $2,500.

	(ii)	Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Executive Officer, and Director of the Company. The unpaid portion of these management fees, as at June 30, 2005 is $2,500.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)

Note 4. RELATED PARTY TRANSACTIONS (Cont’d)

b)	Directors and Officers of the Company and their companies are beneficial owners of common shares of the Company, as follows:

		Number of
	Balance	Shares	Balance
	of Shares	Issued for	of Shares
	Owned at	Debt for	Owned at
	June 30,	Year Ended	June 30,
	2005	2005	2004
Marlene C. Schluter and
MCS Management Ltd.	5,040,000	1,040,000	4,000,000
Chad D. Lee and Netgain
Management Sulutions Inc.	4,850,000	850,000	4,000,000
Total common shares owned	9,890,000	1,890,000	8,000,000

Shares were issued for debt during the fiscal year ended June 30, 2005 to related parties, as follows:

	Number		Details of
	of Shares	Consideration	Consideration
Ms. Marlene C. Schluter	220,000	$21,717	Expenses Paid on Behalf of Company
MCS Management Ltd.	820,000	82,000	Management fees payable
	1,040,000	103,717
Netgain Management
Solutions Inc.	850,000	85,000	Management fees payable
	1,890,000	$188,717

c)	Loans to the Company unpaid as at June 30, 2005 are as follows:

Netgain Management Solutions Inc.	$7,660
Chad D. Lee	20,000
Snowy Creek Resources Ltd.	7,407
Marlene C. Schluter	10,000
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
June 30, 2005
(In U.S. Dollars)

Note 5. FIXED ASSETS - COMPUTER EQUIPMENT

The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per year. The cost and accumulated depreciation are as follows:

	June 30,
	2005	2004
Cost	$117,089	$117,089
Accumulated depreciation	(112,026)	(98,150)
Net balance	$5,063	$18,939

Note 6. COMPUTER TECHNOLOGY AND WEBSITE COSTS

a)	Acquisition From Online Innovation

	i)	The Company by resolution dated April 2, 1999, acquired from Online Innovation, a non- reporting private Canadian unincorporated entity, 100% interest in all of its proprietary and intellectual property associated with its business plan and concepts and its world wide web site domain name: www.virtuallydating.com.

	ii)	Consideration for this purchase is the issuance of 400,000 common shares of the Company at a price of $0.50 per share. These shares were issued on June 2, 1999 and the amount of $200,000 is a non cash item for the year ended June 30, 1999.

b)	Computer Software Costs capitalized

By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies (“Stratford”), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September 30, 2001, due to the receivership of Stratford, for a net amount of $325,000, which is capitalized in these financial statements. During the year ended June 30, 2005, the computer software costs of $150,000 have been expensed. (See Note 2(c)).

June 30,
2005
Balance, June 30, 2004	$325,000
Amortization during the year ended June 30, 2005	(150,000)
Balance, June 30, 2005	$175,000

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)

Note 7. STOCK BASED COMPENSATION/ PENSION PLAN

a)	The Company has an Incentive Stock Plan that was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been issued or exercised relating to this plan up to June 30, 2005.

b)	There are no liabilities for pension costs at June 30, 2005, as the Company does not have a pension plan.

Note 8. NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	June 30,
	2005	2004
Basic	17,640,208	16,433,752
Convertible Notes $50,000 @ $0.10	500,000
Warrants	515,000
Stock plan options	1,500,000	1,500,000
Dilutive	20,155,208	17,933,752
Diluted - same as Basic, due to loss on operations	17,640,208	16,433,752

Computation of net loss per share:

	June 30,
	2005	2004
Net loss per share - Basic	$($0.03)	$($0.02)
Net loss per share - Diluted	$($0.03)	$($0.02)

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)

Note 9. INCOME TAXES

The Company has losses carried forward to future years of $3,213,051. There are no current or deferred tax expenses for the year ended June 30, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	June 30,
	2005	2004
Deferred tax assets	$1,096,255	$935,055
Valuation allowance	$(1,096,255)	(935,055)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the year ended June 30, 2005 is as follows:

	Year Ended
	June 30,
	2005	2004

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

Note 10. FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, management fees payable, convertible notes payable, and loans from related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
June 30, 2005
(In U.S. Dollars)

Note 11. CONVERTIBLE NOTES PAYABLE

On May 10, 2005, the Company arranged financing of $50,000 and issued Convertible Bridge Financing Notes, whereby the Company promises to pay $50,000 to Fortune Capital Management Inc. with interest at 10% per annum, and maturity date of August 10, 2005. After August 10, 2005, the Holders shall have the right, at their options to convert the principal amount of the notes, together with all accrued interest into fully paid and non-assessable shares of the Company’s common stock at a conversion price of $0.10 per share. The Company proposes to repay these notes in cash subsequent to June 30, 2005, and therefore these notes remain disclosed as current liabilities.

Note 12. CONSULTING AGREEMENTS

A consulting agreement between Fortune Capital Management and the Company is effective on August 1, 2002. The Company agrees to pay the Consultant a consulting fee of $2,500 per month. The unpaid portion of these consulting fees and expenses, as at June 30, 2005 is $5,000, and this amount is included in accounts payable at June 30, 2005.

Note 13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental information regarding other non-cash transactions is as follows:

	Cumulative From
	Inception Date
	on August 1, 1997	Year Ended
	June 30, 2005	June 30, 2005
Shares issued for funding agreement commitment costs	$345,600	$-
Shares issued for assignment of option expense
on mineral properties	$30,000	$-
Shares issued for compensation	$150,000	$-
Shares issued for notes payable	$95,417	$25,000
Shares issued for accounts payable	$151,772	$151,772
Shares issued for management fees payable	$167,000	$167,000

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

Name	Age	Position (1)
Chad D. Lee (2)	37	Director, President and CEO
Marlene Schluter (3)	41	Director, Secretary and Treasurer
Harvey H. Cohen (4)	79	Director and Vice President

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

31

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

Summary Compensation Table

Name and Principal Position	Year Ended	Annual Compensation Salary
Chad Lee , President & Director	June 30, 2005 June 30, 2004 June 30, 2003	$30,000 (1) $30,000 (1) $30,000 (1)

(1)	The cash compensation shown was paid to Mr. Lee pursuant to management agreements between the Company and a company wholly owned by Mr. Lee.

As of the date of this report, the Company has not paid any bonuses or granted any stock awards, options or stock appreciation rights to any officer, director or employee. The Company has no arrangements for the compensation of directors and officers for their services as directors and officers.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's issued and outstanding common stock as of September 27, 2005 by i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company’s common stock; (ii) named directors and executive officers; and (iii) all directors and executive officers of the Company as a group:

Name and address of beneficial owner	Amount and nature of beneficial owner	Percent of class (1)
Chad D. Lee (President, Chief Executive Officer and Director) 61-12411 Jack Bell Drive Richmond, British Columbia Canada	4,850,000 (2)	23.4%
Marlene C. Schluter (Secretary, Treasurer and Director) 2215 Inglewood Avenue West Vancouver, British Columbia Canada	5,040,000 (2)	24.3%
Harvey H. Cohen (Vice President and Director) 8278 Tugboat Place Vancouver, British Columbia Canada	0 (2)	0.0%
Stan Ross 2215 Inglewood Avenue West Vancouver, British Columbia Canada	2,188,166	10.6%
Directors, Officers and beneficial owners of more than 5 percent of the Company’s common stock as a Group (4 persons)	12,078,166	58.4%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	A total of 351,500 of these shares are held by Stan Ross. The remaining 1,836,666 shares are held by Fortune Capital Management (USA) Inc., a company wholly owned by Stan Ross.

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

During the period covered by this report the Company issued a total of 1,415,000 shares of its common stock to Fortune Capital Management (USA) Inc. (“Fortune”). A total of 105,000 of these shares were issued as repayment for a loan (pursuant to the conversion of a convertible promissory note) and a total of 1,310,000 of these shares were issued to repay accrued debts for consulting services. See “Recent Sales of Unregistered Securities” for details.

The Company pays $2,500 per month to Fortune for sales and marketing services under a month to month agreement relating to such services, and reimburses Fortune for expenses incurred in connection with the delivery of those services. See “Marketing Strategies” for details.

The Company also borrowed $50,000 from Fortune on May 10, 2005 and secured the loan through the issuance of a convertible promissory note. The loan bears interest at a rate of 10%. See “Cash Requirements” for details.

The Company has not been a party to any other transactions during the past two years, and is not currently a party to any other transaction, in which any directors, officers or holders of greater than five percent of the Company's securities, or any immediate family members of any of the foregoing, have any direct or indirect material interest.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

3(i) [1]	Certificate of Incorporation dated May 7, 1997; Certificate of Amendment dated October 16, 1997; and Certificate of Amendment dated April 8, 1999.

3(ii).1[1]	Bylaws of Micro Millennium, Inc.

3(ii).2[1]	Resolution of the board of directors approving amendment to the By-Laws of Micro Millenium, Inc.

10.1	Convertible Promissory Note dated May 10, 2005 in favor of Fortune Capital Management (USA) Inc.

10.2[2]	Convertible Promissory Note dated April 25, 2004 in favor of Fortune Capital Management (USA) Inc.

10.3[2]	Consulting Agreement dated November 24, 2003 between the Company and Westport Strategic Partners, Inc.

10.4[2]	Consulting Agreement dated February 23, 2004 between the Company and The R.H. Barsom Company Inc.

10.5[2]	Consulting Agreement dated January 9, 2004 between the Company and CEOCast Inc.

10.6[3]	2000 Incentive Stock Option Plan

10.7[1]	Custom Affiliate Agreement between KnowledgeWeb, Inc. and the company dated November 8, 1999.

10.8[1]	Agreement between Netgain Management Solutions Inc. and the Company, dated November 1, 1999, for management and administrative services provided by Netgain Management Solutions Inc.

10.9[1]	Purchase Agreement between Sinaloa Gold Corp. and Online Innovation, dated April 2, 1999.

10.10[1]	Agreement between MCS Management Ltd. and the Company, dated November 1, 1998, for management and administrative services provided by MCS Management Ltd.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

[1]	Incorporated by reference from the Registration Statement on Form 10SB of the Company filed with the Commission on February 1, 2000 as amended.

[2]	Incorporated by reference from the Company’s Form 10KSB filed with the Commission on September 28, 2004.

[3]	Incorporated by reference from the Company’s Form 10KSB filed with the Commission on September 27, 2002.

(b)	Reports on Form 8K

No reports on Form 8-K were filed during the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moen & Company, Chartered Accountants (“Moen & Company”), are the Company's independent auditors and examined the financial statements of the Company for the fiscal years ending June 30, 2005 and June 30, 2004. Moen & Company performed the services listed below and was paid the fees listed below for the fiscal years ended June 30, 2005 and June 30, 2004.

Audit Fees

Moen & Company was paid aggregate fees of approximately $12,000 for the fiscal year ended June 30, 2004 and approximately $12,000 for the fiscal year ended June 30, 2005 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Moen & Company was not paid additional fees for either of the fiscal years ended June 30, 2004 or June 30, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Moen & Company was not paid any fees for the fiscal year ended June 30, 2004 or for the fiscal year ended June 30, 2005 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Moen & Company was not paid any other fees for professional services during the fiscal years ended June 30, 2004 and June 30, 2005.

Audit Committee Policies and Procedures

The audit and review services provided to the Company by Moen & Company in the fiscal years ended June 30, 2005 and June 30, 2004 were pre-approved by the Company's audit committee. Prior to engaging Moen & Company to perform audit and review services, the Company's audit committee reviews the service to be provided and the fee to be paid by the Company for such service and assesses the impact of the service on the auditor's independence.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 27, 2005		ONLINE INNOVATION, INC.
(Registrant)

		By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

		By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date:	September 27, 2005

By: /s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date:	September 27, 2005