Form 10QSB
period 2005-09-30
ONLINE INNOVATION INC
filed 2005-11-17
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 0-29285

ONLINE INNOVATION, INC.
(Name of Small Business Issuer in its charter)

Delaware	52-2058364
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

130 – 13151 Vanier Place, Richmond, British Columbia V6V 2J1
(Address of principal executive offices)

(604) 233-2836
Issuer’s telephone number

_________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act:
Yes☐ No ☒

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

As of November 14, 2005, the registrant’s outstanding common stock consisted of 23,279,166 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

ONLINE INNOVATION, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Attached are the registrant’s unaudited financial statements for the three month period ended September 30, 2005, with comparative figures for the three month period ended September 30, 2004, and the Independent Accountant’s Report thereon.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Balance Sheets
September 30, 2005
(In U.S. Dollars)
(With Comparative Figures at June 30, 2005

	September 30,	June 30,
	2005	2005
	(Unaudited -	(Audited)
	Prepared by Management)

ASSETS

Current Assets
Cash	$64,796	$20,522
TOTAL CURRENT ASSETS	64,796	20,522

Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5	1,594	5,063

Computer software development (Note 6(b))
Application development stage costs, less amortization	137,500	175,000

TOTAL ASSETS	$203,890	$200,585

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$101,117	$109,687
Management fees payable (Note 4(a))	10,000	5,000
Convertible notes payable (Note 11)	-	50,000
Loans from related parties (Notes 4(c))	45,067	45,067
TOTAL CURRENT LIABILITIES	156,184	209,754

Stockholders' Equity
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 22,679,166 common shares
(June 30, 2005 - 20,679,166 common shares), par value	22,679	20,679
Paid in capital in excess of par value of stock	3,400,221	3,202,221
Share subscription receivable	(21,000)
Deficit accumulated during development stage (Note 1	(3,345,510)	(3,224,279)
Cumulative currency translation adjustments (Note 2(b))	(8,684)	(7,790)
TOTAL STOCKHOLDERS' EQUITY	47,706	(9,169)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$203,890	$200,585

Approved on Behalf of the Board

"Chad D. Lee"	, President and Chief Executive Officer and Director

"Marlene C. Schluter"	, Secretary and Treasurer and Chief Financial Officer and Director

See Accompanying Notes to Financial Statements

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Operations
(In U.S. Dollars)
(Unaudited - Prepared by Management)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Three Months Ended
	to September 30,	September 30,
	2005	2005	2004
General and Administrative Expenses
Amortization of computer software
development stage costs	$187,500	$37,500	$37,500
Compensation on stock issued	150,000	-	-
Computer technology and
software development-preliminary
development stage costs	397,647	2,139	-
Depreciation - fixed assets	115,495	3,469	3,469
Filing and transfer agent fees	33,352	1,175	491
Financing costs	22,550	-	-
Funding agreement commitment costs	345,600	-	-
Interest on loans	7,268	-	-
Management and consulting fees	1,025,265	48,861	15,000
Office expenses, net	240,146	3,872	6,909
Option payment, mineral properties	30,000	-	-
Professional fees	283,430	5,833	2,650
Promotion, investor relations,
and investor communications	88,711	-	845
Travel expenses	101,238	17,507	577
Website marketing/Banner
advertising costs	318,947	1,250	4,038
Total General and Administration Expenses	3,347,149	121,606	71,479
Non Operating Income
Interest and other income	1,639	375	-

Net income (loss) for the period	$(3,345,510)	$(121,231)	$(71,479)

Net loss per common share
Basic and diluted		($0.01)	($0.00)

See Accompanying Notes to Financial Statements

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Retained Earnings (Deficit
(In U.S. Dollars)
(Unaudited - Prepared by Management)

	Cumulative From
	Inception Date
	of Aug 1, 1997	Three Months Ended
	to September 30,	September 30,
	2005	2005	2004

Balance (deficit), beginning
of period	$-	$(3,224,279)	$(2,697,661)

Net income (loss) for the period	(3,345,510)	(121,231)	(71,479)

Balance (deficit), end of period	$(3,345,510)	(3,345,510)	$(2,769,140)

See Accompanying Notes to Financial Statements

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Cash Flows
(In U.S. Dollars)
(Unaudited - Prepared by Management)

	Three Months Ended
	September 30,
	2005	2004
Cash Provided by (Used for)
Operating Activities
Net income (loss) for the period	$(121,231)	$(71,479)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation - fixed assets	3,469	3,469
Amortization of computer software	37,500	37,500
Cumulative currency translation adjustments	(894)	-
Changes in operating assets and liabilities, net of
effects from acquired companies
Accounts payable and accrued liabilities	(8,570)	(533)
Management fees payable	5,000	15,000
Net cash provided by (used in) operating activities	(84,726)	(16,043)
Investing Activities
Net cash provided by (used in) investing purposes	-	-
Financing Activities
Capital stock subscribed for cash	179,000	15,000
Convertible notes payable	(50,000)	3,846
Net cash provided by financing activities	129,000	18,846
Cash increase (decrease)
during the period	44,274	2,803
Cash, Beginning of period	20,522	3,245
Cash, End of period	$64,796	$6,048

See Accompanying Notes to Financial Statements

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Stockholders' Equity
For Period from June 30, 2001 to September 30, 2005
(In U.S. Dollars)
(Unaudited - Prepared by Management)

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
Balance, June 30, 2001	14,595,000	$14,595	$2,300,505	$2,315,100	$(1,922,937)	$80	$392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative currency translation adjustments						194	194
Net loss for year ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	14,420	2,218,430	2,232,850	(2,058,214)	274	174,910
Issued for cash @ $0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @$0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @ $0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @ $0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative currency translation adjustments						1,126	1,126
Net loss for year ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	15,630	2,645,220	2,660,850	(2,381,230)	1,400	281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300	105,000			105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450	7,500			7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793	62,417			62,417
Net loss for year ended
June 30, 2004					(368,931)		(368,931)
Cumulative currency translation adjustments						(9,190)	(9,190)
Balance, June 30, 2004	17,004,166	17,004	2,818,763	2,835,767	(2,750,161)	(7,790)	77,816
Warrants exercised @$0.15	250,000	250	37,250	37,500			37,500
Issued for cash @$0.39	15,000	15	5,846	5,861			5,861
Issued for management fees payable
May 23, 2005	850,000	850	84,150	85,000			85,000
Issued for accounts payable	220,000	220	21,497	21,717			21,717
May 23, 2005
Issued for management fees payable
May 23, 2005	820,000	820	81,180	82,000			82,000
Issued for accounts payable
May 23, 2005	1,310,000	1,310	128,745	130,055			130,055
Issued for convertible notes payable
May 23, 2005	210,000	210	24,790	25,000			25,000
Net loss for the year ended
June 30, 2005					(474,118)		(474,118)
Balance, June 30, 2005	20,679,166	20,679	3,202,221	3,222,900	(3,224,279)	(7,790)	(9,169)
Issued for cash	2,000,000	2,000	198,000	200,000			200,000
Net loss for the period ended
September 30, 2005					(121,231)	(894)	(122,125)
Share subscription receivable							(21,000)
Balance, September 30, 2005	22,679,166	$22,679	$3,400,221	$3,422,900	$(3,345,510)	$(8,684)	$47,706

See Accompanying Notes to Financial Statements

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
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

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $3,345,510 to September 30, 2005 and has a working capital deficiency of $91,388 as at September 30, 2005. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

a)	Administration Costs

Administration costs are written off to operations when incurred.

b)	Translation of Foreign Currency

The functional currency is the Canadian dollar and reporting currency is the US dollar.

An analysis of the changes in the cumulative currency translation adjustments as disclosed as part of stockholders’ equity, is as follows:

	Three Months Ended
	September 30,
	2004	2004
Beginning balance, June 30, 2005 & 2004	$(7,790)	$(7,790)
Change during the period	(894)	-
Ending balance, September 30, 2005 & 2004	$(8,684)	$(7,790)

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

c)	Amortization of Computer Software
Development – Application Development Stage Costs

Amortization of computer software costs of $325,000 commenced on July 1, 2004. The amortization period is for twenty-six months on a straight-line basis. Accumulated Amortization of $187,500 has been charged to operations leaving a balance of $150,000 to be amortized over future periods at the rate of $37,500 per quarter.

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

The Company adopted EITF Issued 04-8 to include in the computation of diluted earnings per share, if dilutive, all instruments with embedded conversion features without considering whether the market conditions for conversion have been met, if conversion of these instruments is contingent on market conditions indexed to the price of the issuer’s shares.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

(g)	Segmented Information

All of assets are located in Canada and all of operating activities incurred in Canada.

(h)	Share-based Payment – Company is Assessing the Effect of FAS-123R on its Financial Statements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addresses the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion NO. 25(APB-25), Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method. Accordingly, proforma disclosure is no longer an alternative.

Under FAS-123R, the Company is required to recognize compensation costs for the portion of outstanding awards previously accounted for under the provisions of APB-25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also requires companies to estimate forfeitures of stock compensation awards as of the grant date of the award. Because the Company’s current policy is to recognize forfeitures as they occur, a cumulative effect of a change in accounting principle will be recognized in income based on the estimate of remaining forfeitures for awards outstanding as of the date FAS-123R is adopted.

FAS-123R permits public companies that used the fair-value method for either recognition or pro forma disclosure under FAS-123 to adopt its requirements using a modified prospective method or a modified retrospective method.

The Company expects to adopt FAS-123R from January 1, 2006. The Company is currently assessing the final impact of this standards on its results of operations, financial position, and cash flows. This assessment includes evaluating option valuation methodologies and assumptions, as well as potential changes to the Company’s compensation strategies.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
(In U.S. Dollars)
(Unaudited)

Note 3.	CAPITAL STOCK

a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

b)	Common shares issued and outstanding are as follows:

	Shares	$
Balance, June 30, 2005	20,679,166	$3,222,900
Private placement	2,000,000	179,000
	22,679,166	$3,401,900
Share subscription receivable		(21,000)
Balance, September 30, 2005	22,679,166	$3,380,900

c)	Warrants outstanding as at September 30, 2005 are as follows:

	Shares	Exercise Price	Maturity Date
Jillian Henderson	15,000	$0.40	October 14, 2005	,and thereafter to
		$0.50	October 14, 2006
Admiralty Fund Ltd.	100,000	$0.15	February 24, 2006
Fortune Capital Managem	500,000	$0.15	March 7, 2006
Alex Gusola	100,000	$0.15	March 7, 2006
Brian Kask	100,000	$0.15	March 1, 2006
James Longo	210,000	$0.15	March 29, 2006
Don Malman	100,000	$0.15	February 20, 2006
Allen McLeod	190,000	$0.15	February 17, 2006
Blake Ponuick	200,000	$0.15	March 1, 2006
Synapse Ventures	250,000	$0.15	March 1, 2006
Tryon M. William	250,000	$0.15	February 12, 2006
482047 B.C. Ltd.	500,000	$0.20	November 4, 2005
	2,515,000

Note 4.	RELATED PARTY TRANSACTIONS

a)	Management fees payable - $10,000

(i)

Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd. The unpaid portion of these management fees, as at September 30, 2005 is $5,000.

(ii)

Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr. Chad D. Lee, President, Chief Executive Officer, and Director of the Company. The unpaid portion of these management fees, as at September 30, 2005 is $5,000.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
(In U.S. Dollars)
(Unaudited)

Note 4.	RELATED PARTY TRANSACTIONS (cont’d)

b)	Directors and Officers of the Company and their companies are beneficial owners of common shares of the Company, as at September 30, 2005, as follows:

Marlene C. Schluter and
MCS Management Ltd.	5,040,000
Chad D. Lee and Netgain
Management Sulutions Inc.	4,850,000
Total common shares owned	9,890,000

c)	Loans to the Company unpaid as at September 30, 2005 are as follows:

Netgain Management Solutions Inc.	$7,660
Chad D. Lee	20,000
Snowy Creek Resources Ltd.	7,407
Marlene C. Schluter	10,000
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

The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per year. The cost and accumulated depreciation are as follows:

	September 30,
	2005	2004
Cost	$117,089	$117,089
Accumulated depreciation	(115,495)	(101,619)
Net balance	$1,594	$15,470

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
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

By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies (“Stratford”), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September 30, 2001, due to the receivership of Stratford, for a net amount of $325,000, which is capitalized in these financial statements. The computer software costs of $187,500 have been expensed to September 30, 2005,. (See Note 2(c)).

	September 30,
	2005	2004
Balance, June 30, 2005 and 2004	$325,000	$325,000
Accumulated amortization	(187,500)	(37,500)
Balance, September 30, 2005 and 2004	$137,500	$287,500

Note 7.	STOCK BASED COMPENSATION/ PENSION PLAN

a)

The Company has an Incentive Stock Plan that was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been issued or exercised relating to this plan up to September 30, 2005.

b)	There are no liabilities for pension costs at September 30, 2005, as the Company does not have a pension plan.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
(In U.S. Dollars)
(Unaudited)

Note 8.	NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	September 30,
	2005	2004
Net income	($121,606)	($71,479)
Basic	22,179,166	17,079,166
Warrants	2,515,000	500,000
Stock plan options	1,500,000	1,500,000
Dilutive	26,194,166	19,079,166
Diluted - same as Basic, due to loss on operations	22,179,166	17,079,166

Computation of net loss per share:

	September 30,
	2005	2004
Net loss per share - Basic	$($0.01)	$($0.00)
Net loss per share - Diluted	$($0.01)	$($0.00)

Note 9.	INCOME TAXES

The Company has losses carried forward to future years of $3,345,510. There are no current or deferred tax expenses for the period ended September 30, 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	September 30,
	2005	2004
Deferred tax assets	$1,137,473	$941,508
Valuation allowance	$(1,137,473)	(941,508)
Net deferred tax assets	$-	$-

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
(In U.S. Dollars)
(Unaudited)

Note 9.	INCOME TAXES (cont’d)

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the year ended September 30, 2005 is as follows:

	Period Ended
	September 30,
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

Item 2 - Plan of Operation

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

As of November 10, 2005, the website had 80,769 registered profiles. The Company hopes to increase this number once it has secured the financing necessary to undertake more intensive marketing activities. The Company’s inability to secure adequate financing since the launch of the website has limited its ability to invest money into marketing its flagship property. The Company’s ability to undertake marketing activities in the upcoming 12 months will be dependent on its ability to secure financing. Readers should refer to the section entitled “Cash Requirements” for a discussion of the Company’s attempts to raise capital in the past quarter and its plans to raise capital in the upcoming year.

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

During the period covered by this report, the Company entered into a consulting agreement with Nicole Crozier pursuant to which Nicole Crozier agreed to provide marketing, communication and branding services to the Company on a month to month basis. Crozier is paid $3,000 per month for services rendered pursuant to the agreement and reimbursed for expenses incurred in connection with performing the services required under the agreement. The agreement may be terminated by either party on 30 days notice.

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

Cash Requirements

The Company currently has sufficient working capital to meet its operating requirements until December 31, 2005. In order to fund business activity beyond this date, the Company will need to arrange additional financing. Website development and marketing efforts will be dependent on the Company’s ability to raise such additional financing. Specific plans related to marketing and any additional website development which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.

During the period covered by this report the Company repaid a loan of $50,000 to Fortune Capital Management (USA) Inc. The loan was originally made on May 10, 2005 and was repayable on August 10, 2005.

The Company intends to use available finances to fund ongoing operations. Funds will be utilized for general and administrative expenses, website maintenance and development and marketing.

The Company’s financial statements for the year ended June 30, 2005 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As at September 30, 2005 the Company had a working capital deficiency of $91,388. The Company’s financial condition raises serious doubt as to its ability to continue operations without additional equity or debt financing. The Company’s ability to raise additional capital through debt and equity financing is presently uncertain.

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

Item 2 - Change in Securities

No instruments defining the rights of the holders of any class of registered securities were modified during the period covered by this report. No rights evidenced by any class of registered securities were materially limited or qualified by the issuance or modification of any other class of securities during the period covered by this report.

During the period covered by this report, the Company completed a sale of 2,000,000 units at a price of $0.10 per unit for aggregate cash proceeds of $200,000. Each unit consisted of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the purchaser to purchase one additional share of the Company’s common stock at a price of $0.15 for 6 months after the purchase of the units. The units were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. None of the purchasers of the securities was a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S. The units were issued in the following amounts to the following persons:

Admiralty Fund Ltd.	100,000 units
Fortune Capital Management (USA) Inc.	500,000 units
Alex Gusola	100,000 units
Brian Kask	100,000 units
James Longo	210,000 units
Don Malman	100,000 units
Allen McLeod	190,000 units
Blake Ponuik	200,000 units
Synapse Ventures	250,000 units
Tryon M. William	250,000 units

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

8

Item 5 – Other Information

During the period covered by this report, the Company entered into an agreement with Travis Taylor pursuant to which Travis Taylor agreed to provide operation and marketing management services to the Company on a month to month basis. Taylor is paid $5,000 per month for services rendered pursuant to the agreement and reimbursed for expenses incurred in connection with performing the services required under the agreement. The agreement may be terminated by either party on 30 days notice.

During the period covered by this report the Company moved its head office to Suite 130 – 13151 Vanier Place, Richmond, B.C. The Company terminated its previous lease, which was a month to month lease, on September 1, 2005. The Company’s new premises are also leased on a month to month basis. The Company pays monthly rent of $2,000 on the premises.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

(b)

The Company filed a form 8K (October 18, 2005), a form 8K/A (October 19, 2005) and an additional form 8K/A (November 1, 2005). All of the forms were filed in connection with a restatement of the audit report on the Company’s June 30, 2004 financial statements.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2005	ONLINE INNOVATION, INC.
(Registrant)

		By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

		By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date:	November 14, 2005

By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date:	November 14, 2005