Form 10KSB/A
period 2005-06-30
ONLINE INNOVATION INC
filed 2006-01-11
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No.1)

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
Incorporation or organization)

Suite 130 - 13151 Vanier Place, Richmond, British Columbia V6V 2J1
(Address of principal executive offices)

(604) 288-2430
Issuer's telephone number

_________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐    No ☒

The registrant did not earn any revenues in the financial year ended June 30, 2005.

As of September 21, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,340,749.30 based on the closing trade reported on the NASD Over the Counter Bulletin Board. Shares of common stock by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

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

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (Check one):     YES ☐ NO ☒

EXPLANATORY NOTE

This Amendment No. 1 is being filed further to our original Form 10KSB filing for the period ended June 30, 2005. Other than the revisions described below, no other changes are being made to the Form 10-KSB, and this Form 10-KSB/A does not otherwise modify or update the disclosure contained in the Form 10-KSB. The amendments contained herein are as follows:

(a)

The shareholdings of Stan Ross have been amended. The registrant’s original Form 10 KSB for the period ended June 30, 2005 indicated that Mr. Ross held 2,188,166 shares of the registrant’s common stock as at September 27, 2005. This has been revised as Mr. Ross actually held 2,902,405 shares of the registrant’s common stock at that time.

(b)	The percentage of the registrant’s total issued and outstanding shares for Mr. Ross has also been amended.

(c)

Note 3 to the table disclosing Mr. Ross’ shareholdings, which provides a breakdown of the number of shares held by Mr. Ross personally and the number held by Fortune Capital Management Inc., has been amended.

(d)	The total number of shares held by Directors, Officers and beneficial owners of more than 5 percent of the registrant’s common stock as a group has been amended.

(e)	Disclosure above regarding the market value of shares held by non-affiliates has been revised to reflect the change in Mr. Ross’ holdings.

(f)	The portion of Item 9 of Part III dealing with compliance with Section 16(a) of the Exchange Act has been amended.

Amendments (a) to (d) are contained in Item 11 of Part III of the Form 10KSB, which Item is reproduced in its entirety below. Amendment (e) is on the face page above in the paragraph dealing with the market value of shares held by non-affiliates. Only the market value figure has been revised. Amendment (f) is contained in Item 9 of Part III under the heading “Directors, Executive Officers, Promoters and Control Persons; Compliance with section 16(A) of the Exchange Act”. Only the portion of Item 9 dealing with Compliance with Section 16(A) of the Exchange Act is reproduced below.

The Original 10KSB filing has been also been amended to include currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2.32.1 and 32.2.

Readers should also note that references to Fortune Capital Management (USA) Inc. in the June 30, 2005 10KSB are incorrect. The correct name of the company is Fortune Capital Management Inc.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires executive officers and directors of the Company and persons who beneficially own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission certain reports, and to furnish copies thereof to the Company, with respect to each such person's beneficial ownership of the Company's equity securities. Based solely upon a review of the copies of such reports furnished to the Company and certain representations of such persons, other than as disclosed herein, all such persons have complied with the applicable reporting requirements.

On May 13, 2005 Fortune Capital Management Inc. (“Fortune”) acquired 1,310,000 shares of the Company’s common stock. Fortune Capital Management Inc. is a company wholly owned by Mr. Stan Ross. After the acquisition Mr. Ross owned, either directly or through Fortune, 2,882,405 shares of the Company’s common stock, an amount which exceeded 10% of the Company’s issued and outstanding common stock. After the acquisition, therefore, Mr. Ross was required, pursuant to section 16(a) of the Exchange Act, to file a Form 3 (Initial Statement of Beneficial Ownership of Securities) with the Securities and Exchange Commission. On June 30, 2005 Fortune purchased an additional 10,000 shares of the Company’s common stock and on September 21, 2005 Fortune purchased 10,000 more shares of the Company’s common stock. After each of these acquisitions Mr. Ross was required to file a Form 4 (Statement of Changes in Beneficial Ownership of Securities). Mr. Ross did not file the aforementioned Form 3 or either of the aforementioned Form 4s. The Company understands that Mr. Ross is in the process of filing the applicable Form 3 and the Form 4s in order to bring his filings respecting changes in ownership of the securities of the Company up to date.

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

Name and address of beneficial owner	Amount and nature of	Percent of class (1)
	beneficial owner

Chad D. Lee	4,850,000 (2)	23.4%
(President, Chief Executive Officer and
Director)
61-12411 Jack Bell Drive
Richmond, British Columbia
Canada

Marlene C. Schluter	5,040,000 (2)	24.3%
(Secretary, Treasurer and Director)
2215 Inglewood Avenue
West Vancouver, British Columbia
Canada

Harvey H. Cohen	0 (2)	0.0%
(Vice President and Director)
8278 Tugboat Place
Vancouver, British Columbia
Canada

Stan Ross	2,902,405	14.0%
2215 Inglewood Avenue
West Vancouver, British Columbia
Canada

Directors, Officers and beneficial owners of	12,792,405	61.8%
more than 5 percent of the Company’s common
stock as a Group (4 persons)

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)	The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	A total of 606,800 of these shares are held by Stan Ross. The remaining 2,295,605 shares are held by Fortune Capital Management Inc., a company wholly owned by Stan Ross.

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

ONLINE INNOVATION, INC.

Date: January 9, 2006	By:	/s/ Chad D. Lee

	Title:	Chad D. Lee, President, Director,
Principal Executive Officer

	By:	/s/ Marlene C. Schluter

	Title:	Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer
Date: January 9, 2006

By: /s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer
Date: January 9, 2006