Form 10QSB
period 2005-12-31
MOVENTIS CAPITAL, INC.
filed 2006-02-17
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 0-29285

MOVENTIS CAPITAL, INC.
(Name of Small Business Issuer in its charter)

Delaware	52-2058364
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

Suite 304, 1959-152nd Street, White Rock, B.C.
(Address of principal executive offices)

(604) 288-2430
Issuer’s telephone number

Online Innovation, Inc.
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

As of December 31, 2005, the registrant’s outstanding common stock consisted of 23,579,166 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

MOVENTIS CAPITAL, INC.

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Attached are the registrant’s unaudited financial statements as of and for the six month period ended December 31, 2005, with comparative figures as of June 30, 2005 and for the six month period ended December 31, 2004.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Balance Sheet
December 31, 2005
(In U.S. Dollars)
(With Comparative Figures at June 30, 2005)

	December 31,	June 30,
	2005	2005
	(Unaudited-Prepared	(Audited)
	By Management)

ASSETS

Current Assets
Cash	$36,308	$20,522
Prepaid Expenses	5,633	-
TOTAL CURRENT ASSETS	41,941	20,522
Fixed assets
Computer equipment, at cost less accumulated depreciation (Note 5	5,302	5,063
Computer software development (Note 6(b))
Application development stage costs	100,000	175,000

TOTAL ASSETS	$147,243	$200,585

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$124,247	$109,687
Management fees payable (Note 4(a))	-	5,000
Loan payable (Note 11)	-	50,000
Due to related parties (Notes 4(c))	45,067	45,067
TOTAL CURRENT LIABILITIES	169,314	209,754

Stockholders' Equity (Deficit)
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 23,579,166 common shares
(June 30, 2005 - 20,679,166 common shares), par value	23,579	20,679
Paid in capital in excess of par value of stock	3,489,321	3,202,221
Deficit accumulated during development stage (Note 1	(3,524,486)	(3,224,279)
Cumulative currency translation adjustments (Note 2(b)	(10,485)	(7,790)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(22,071)	(9,169)

TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$147,243	$200,585

See Accompanying Notes to Financial Statements

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Income
( in U.S.Dollars)
( Unaudited - Prepared by Management)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Six Months Ended		Three Months Ended
	to December 31	December 31,		December 31,
	2005	2005	2004	2005	2004
General and Adminstrative Expenses
Amortization of computer software
development stage costs	225,000	75,000	75,000	37,500	37,500
Compensation on stock option	150,000	-	-	-	-
Computer technology and
software development-preliminary
development stage costs	397,647	2,139	2,070		2,070
Depreciation - fixed assets	117,669	5,643	6,938	2,174	3,469
Filing and transfer agent fees	35,859	3,682	2,098	2,507	1,607
Financing costs	22,550	-	-	-	-
Funding agreement commitment costs	345,600	-	-	-	-
Interest on loans	7,268	-	-	-	-
Marketing	10,052	10,052	-	10,052
Management and consulting fees	1,100,528	124,124	86,847	75,263	71,847
Office expenses, net	255,953	19,679	17,373	15,807	10,464
Option payment, mineral properties	30,000		-		-
Professional fees	300,355	22,758	7,876	16,925	5,226
Promotion, investor relations,
and investor communications	94,186	5,475	845	5,475	-
Travel expenses	110,735	27,004	7,858	9,497	7,281
Website marketing	322,723	5,026	4,038	3,776	-
Total General and Adminstration Expenses	3,526,125	300,582	210,943	178,976	139,464
Interest and other income	1,639	375	-	-	-
Net income (loss) for the period	(3,524,486)	(300,207)	(210,943)	(178,976)	(139,464)

Net loss per common share
Basic and diluted		(0.01)	(0.01)	(0.01)	(0.01)

See Accompanying Notes to Financial Statements

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
( Unaudited - prepared by Management)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Operating Activities
Net profit (loss) for the period	(300,207)	(210,943)	(178,976)	(139,464)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities	-	-	-	-
Depreciation - fixed assets	5,643	6,938	2,174	3,469
Amortization of computer software	75,000	75,000	37,500	37,500
Cumulative currency translation adjustments	(2,695)	-	(1,801)	-
Changes in operating assests and liabilities, net of
effects from acquired companies - Prepaid expenses	(5,633)	-	(5,633)	-
Accounts payable and accrued liabilties	14,560	64,693	23,130	65,226
Management fees payable	(5,000)	25,000	(10,000)	10,000
Net cash provided by ( used in) operating activities	(218,332)	(39,312)	(133,606)	(23,269)
Investing Activities
Purchases of fixed asset	(5,882)	-	(5,882)	-
Net cash provided by ( used in) investing activities	(5,882)	-	(5,882)	-
Financing Activities
Capital stock subscribed for cash	269,000	43,361	90,000	28,361
Shares Subscription Receivable	21,000	-	21,000	-
Loan payable	(50,000)	-	-	(3,846)
Net Cash provided by financing activities	240,000	43,361	111,000	24,515
Cash increase
during the period	15,786	4,049	(28,488)	1,246
Cash, Beginning of period	20,522	3,245	64,796	6,048
Cash, End of period	36,308	7,294	36,308	7,294

See Accompanying Notes to Financial Statements

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Stockholders' Equity
For Period from June 30, 2001 to December 31, 2005
(In U.S. Dollars)
(Unaudited - Prepared by Management)

						Cumulative
	Number of		Additional	Total	Retained	Currency	Total
	Common	par	Paid-in	Capital	Earnings	Translation	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Adjustments	Equity
Balance, June 30, 2001	14,595,000	$14,595	$2,300,505	$2,315,100	$(1,922,937)	$80	$392,243
Cancellation of 175,000 shares on
August 23, 2001	(175,000)	(175)	(82,075)	(82,250)			(82,250)
Cumulative currency translation adjustments						194	194
Net loss for year ended June 30, 2002					(135,277)		(135,277)
Balance, June 30, 2002	14,420,000	14,420	2,218,430	2,232,850	(2,058,214)	274	174,910
Issued for cash @ $0.30
July 22, 2002	100,000	100	29,900	30,000			30,000
Issued for cash @ $0.30
July 26, 2002	600,000	600	179,400	180,000			180,000
Issued for loan payable @ $0.30
August 31, 2002	110,000	110	32,890	33,000			33,000
Shares subscribed and
paid for cash @$0.50
November 6, 2002	250,000	250	124,750	125,000			125,000
Issued for cash @ $0.40
April 25, 2003	100,000	100	39,900	40,000			40,000
Issued for cash @ $0.40
April 25, 2003	50,000	50	19,950	20,000			20,000
Cumulative currency translation adjustments						1,126	1,126
Net loss for year ended
June 30, 2003					(323,016)		(323,016)
Balance, June 30, 2003	15,630,000	15,630	2,645,220	2,660,850	(2,381,230)	1,400	281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300	105,000			105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450	7,500			7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793	62,417			62,417
Net loss for year ended
June 30, 2004					(368,931)		(368,931)
Cumulative currency translation adjustments						(9,190)	(9,190)
Balance, June 30, 2004	17,004,166	17,004	2,818,763	2,835,767	(2,750,161)	(7,790)	77,816
Warrants exercised @$0.15	250,000	250	37,250	37,500			37,500
Issued for cash @$0.39	15,000	15	5,846	5,861			5,861
Issued for management fees payable
May 23, 2005	850,000	850	84,150	85,000			85,000
Issued for accounts payable	220,000	220	21,497	21,717			21,717
May 23, 2005
Issued for management fees payable
May 23, 2005	820,000	820	81,180	82,000			82,000
Issued for accounts payable
May 23, 2005	1,310,000	1,310	128,745	130,055			130,055
Issued for convertible notes payable
May 23, 2005	210,000	210	24,790	25,000			25,000
Net loss for the year ended
June 30, 2005					(474,118)		(474,118)
Balance, June 30, 2005	20,679,166	20,679	3,202,221	3,222,900	(3,224,279)	(7,790)	(9,169)
Issued for cash	2,000,000	2,000	198,000	200,000			200,000
Net loss for the period ended
September 30, 2005					(121,231)	(894)	(122,125)
Issued for cash	900,000	900	89,100	90,000			90,000
Net loss for the period ended
December 31,2005					(178,976)	(1,801)	(180,777)
Balance, December 31, 2005	23,579,166	$23,579	$3,489,321	$3,512,900	$(3,524,486)	$(10,485)	$(22,071)

See Accompanying Notes to Financial Statements

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005
(In U.S. Dollars)
(Unaudited)

Note 1.	BUSINESS OPERATIONS

a)

The Company was incorporated on May 7, 1997 as Micro Millennium, Inc., under the Company Act of the State of Delaware, U.S.A., and commenced inception of business on August 1, 1997. The Company changed it’s name from Micro Millennium, Inc. to Sinaloa Gold Corp. on October 16, 1997 and changed its name from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999, and to Moventis Capital Inc. on February 14,2006 (Note 11)

b)

The Company has changed its business focus to that of an acquisition company, targeting small to medium size businesses, from being a development stage internet/e-commerce website development company and was previously in the mining resource industry and has not generated any significant revenues from its planned operations. The deficit has been accumulated during the development stage.

c)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $3,524,486 to December 31, 2005 and has a working capital deficiency of $127,373 as at December 31, 2005. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

Note 2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company’s fiscal year end is June 30.

a)	Administration Costs

Administration costs are written off to operations when incurred.

b)	Translation of Foreign Currency

The functional currency is the Canadian dollar and reporting currency is the US dollar.

An analysis of the changes in the cumulative currency translation adjustments as disclosed as part of stockholders’ equity, is as follows:

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Cumulative transaction Adjustments

	Six Months Ended December 31
	2005	2004
Beginning balance, June 30, 2005 & 2004	$(7,790)	$(7,790)
Change during the period	(2,675)	-
Ending balance, December31, 2005 & 2004	$(10,465)	$(7,790)

c)	Amortization of Computer Software
Development – Application Development Stage Costs

Amortization of computer software costs of $325,000 commenced on July 1, 2004. The amortization period is for twenty-six months on a straight-line basis. Accumulated Amortization of $225,000 has been charged to operations leaving a balance of $100,000 to be amortized over future periods at the rate of $37,500 per quarter.

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

whether the market conditions for conversion have been met, if conversion of these instruments is contingent on market conditions indexed to the price of the issuer’s shares.

(g)	Segmented Information

All of assets are located in Canada and all of operating activities incurred in Canada.

(h)	Accounting Policy for Stock Warrants Issued to Third Parties Related to Private Placement of Common Stock

The Company relies upon EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company’s common stock”.

2,915,000 warrants were initially attached to common shares of the Company, with the shares subscribed for in cash in connection with private placement transactions. The warrants are detachable but do not include a put feature.

(i)	Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “ Accounting for Stock-based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which and entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant- date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a vide range of share-based compensation arrangements including share options, restricted share plans , performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

not expected to have a material effect on the Company’s results of operations or financial position.

(j)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, deposited with a high quality credit institution.

(k)	Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

(l)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(m)	Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and loans payable to related parties, approximate their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005
(In U.S. Dollars)
(Unaudited)

Note 3.	CAPITAL STOCK

a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

b)	Common shares issued and outstanding are as follows:

	Shares	$
Balance, June 30, 2005	20,679,166	3,222,900
Private placements	2,900,000	290,000

Balance, December 31, 2005	23,579,166	3,512,900

c)	Warrants outstanding as at December 31, 2005 are as follows:

	Shares	Exercise Price	Maturity Date
Jillian Henderson	15,000	$ 0.50	October 14, 2006
Various (13 Parties)	2,900,000	$ 0.15	February 12,2006 to May10, 2006

	2,915,000

Note 4.	RELATED PARTY TRANSACTIONS

a)	Directors and Officers of the Company and their companies are beneficial owners of common shares of the Company, as at December 31, 2005, as follows:

Marlene C. Schluter and
MCS Management Ltd.	5,040,000
Chad D. Lee and Netgain
Management Sulutions Inc.	4,850,000
Total common shares owned	9,890,000

b)	Management fees payable - $10,000

(a)

Pursuant to a management agreement effective November 1, 1998, the company pays $2,500 per month increasing to $ 5,000 per month effective November 1, 2005 to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Chief Financial Officer, Director, Secretary, and Treasurer of the Company, for management services provided to the Company by MCS Management Ltd.

	(b)	Pursuant to a management agreement effective July 1, 1999, the Company pays $2,500 per month to Netgain Management Solutions Inc., a company wholly owned by Mr.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005
(In U.S. Dollars)
(Unaudited)

Note 4.	RELATED PARTY TRANSACTIONS (cont’d)

Chad D. Lee, President, Chief Executive Officer, and Director of the Company. Payment of management fees under this Agreement ended, effective October 31, 2005. On December 1, 2005, the Company executed an indemnity agreement with Mr. Lee inline with the ending of his management agreement and the subsequent transition to Moventis Capital, Inc.

(c) Pursuant to a consulting agreement effective August 1, 2002, the company pays $2,500 per month to Fortune Capital Management. On November 1, 2005 a new consulting agreement was signed with Fortune Capital Management with a monthly consulting fee of $5,000. Fortune Capital Management is a company owned and controlled by Mr. Stanley Ross, an affiliate of the Company.

c)	Loans to the Company unpaid as at December 31, 2005 are as follows:

Netgain Management Solutions Inc.	$7,660
Chad D. Lee	20,000
Snowy Creek Resources Ltd.	7,407
Marlene C. Schluter	10,000
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

The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per year. The cost and accumulated depreciation are as follows:

	December 31,
	2005	2004
Cost	$122,971	$117,089
Accumulated depreciation	(117,669)	(105,088)
Net balance	$5,302	$12,001

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS

a)	Acquisition From Online Innovation

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

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005
(In U.S. Dollars)
(Unaudited)

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS (cont’d)

b)	Computer Software Costs capitalized

By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies (“Stratford”), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September 30, 2001, due to the receivership of Stratford, for a net amount of $325,000, which is capitalized in these financial statements. The computer software costs of $225,000 have been expensed to December 31, 2005,. (See Note 2(c)).

	December 31,
	2005	2004
Balance, June 30, 2005 and 2004	$325,000	$325,000
Accumulated amortization	(225,000)	(75,000)
Balance, December 31, 2005 and 2004	$100,000	$250,000

Note 7.	STOCK BASED COMPENSATION/ PENSION PLAN

a)

The Company has an Incentive Stock Plan that was approved in 2000 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 1,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. No options have been issued or exercised relating to this plan up to December 31, 2005.

b)	There are no liabilities for pension costs at December 31, 2005, as the Company does not have a pension plan.

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005
(In U.S. Dollars)
(Unaudited)

Note 8.	NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	December 31,
	2005	2004
Net income	$178,976	$(210,943)
Basic	23,579,166	17,160,416
Warrants	2,915,000	500,000
Stock plan options	1,500,000	1,500,000
Dilutive	27,994,166	19,160,416
Diluted - same as Basic, due to loss on operations	23,579,166	17,160,416

Computation of net loss per share:

	December 31,
	2005	2004
Net loss per share - Basic	$(0.01)	$(0.01)
Net loss per share - Diluted	$(0.01)	$(0.01)

Note 9.	INCOME TAXES

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

	December 31,
	2005	2004
Deferred tax assets	$1,198,325	$988,945
Valuation allowance	$(1,198,325)	(988,945)
Net deferred tax assets	$-	$-

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the year ended September 30, 2005 is as follows:

ONLINE INNOVATION, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2005
(In U.S. Dollars)
(Unaudited)

Note 9.	INCOME TAXES (cont’d)

	Period Ended December 31
	2005	2004
Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

Note 10.	FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans from related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 11.	SUBSEQUENT EVENTS

(a)	The Company received a new trading symbol of MVTS.OB from ONIN.OB and was granted approval to change its name to Moventis Capital, Inc. effective February 14, 2006

(b)	The Company has subsequent to December 31, 2005 raised $37,500 by the exercise of warrants.

(c)

The Company ratified an Incentive Stock Plan (2005) that was approved by the majority of the Company’s outstanding shares, effective January 3, 2006. The 2005 Incentive Stock Plan provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate that is not to exceed 3,500,000 common shares of the Company, increased from 1,500,000 common shares under the 2000 Incentive Stock Plan, to officers, directors, employees and consultants of the Company.

Item 2 - Plan of Operation

General

On December 14, 2005, the Board of Directors of Online Innovation, Inc., with a majority shareholder resolution, filed a Preliminary 14-C with the Securities and Exchange Commission (SEC) to effect a name change from Online Innovation, Inc. to Moventis Capital, Inc. Subsequent to the end of the period, on January 3, 2006, the Company filed a Definitive 14-C with the SEC, and on February 3, 2006 received confirmation of the name change to Moventis Capital, Inc. (‘the Company’) from the State of Delaware, Secretary of State.

The Company filed for a trading symbol change with the SEC, and received confirmation that its new trading symbol, from ONIN.OB to MVTS.OB would take effect on February 14, 2006.

The Company intends to focus its business plan on acquiring a controlling interest in a portfolio of small to medium sized businesses (‘Target Companies’) in key business sectors and assisting with the development and growth of those enterprises. The Company intends to select established small to mid-sized growth companies that are profitable or demonstrate the potential for profitability in a short period of time.

The Company expects to implement a criteria and selection process for determining the suitability of Target Companies for acquisition. Although the Company’s selection criteria is intended to be a guideline only, and may have exceptions, these guidelines may include:

•

Revenue and Profitability: An established revenue base with the potential for increased revenues growth. The Company expects to focus on Target Companies with annual revenue between $1 million to $15 million. Suitable Target Companies should be profitable or demonstrate the potential of profitability within a short period of time, without the need for substantial capital investment.

•

Established or Defendable Market Position: Suitable Target Companies should demonstrate an established market position, or the potential to establish a leadership position in a specific niche market or geographic region. Suitable Target Companies should also demonstrate a defendable market position that may include proprietary technology or patents, strategic partnerships, long term customer or vendor relationships, or certain exclusive rights.

•	Scalability: Suitable Target Companies should demonstrate a scalable business model and infrastructure that is not reliant on substantial infrastructure or capital investment.

•

Growth Potential: The Company expects to select Target Companies that have demonstrated strong growth or the potential for strong growth. Target Companies should also operate in niche markets which are large and growing. These may include for example, the manufacturing, technology, healthcare or energy markets.

•

Proven Management Team: The Company intends to operate primarily as a holding Company of the Target Companies that it acquires, and anticipates that these Target Companies will operate as wholly owned or majority owned subsidiaries. Although the Company expects to contribute operational, marketing, business development, and financial support to its Target Companies to help improve growth and operational performance, the Company expects to invest in Target Companies that have a proven and experienced core management teams that have demonstrated their ability to professionally manage the Target Companies.

•

Platform Acquisition: The Company intends to acquire a number of platform Target Companies in different markets to provide a diverse portfolio of subsidiary companies. This will be in an effort to minimize risk associated with influences beyond the Company’s control, such as economic, market or government regulatory conditions that may adversely impact growth or viability of a single market. The Company further intends to select Target Companies that demonstrate the ability to serve as platforms for acquisitions of other Target Companies. They may be complementary or demonstrate the potential for integration into the operations of the platform Target Companies to benefit from operational efficiencies through integration.

•

Domain Experience: The Company may have a preference for Target Companies that operate in a market or sector in which the Management, Board of Directors or Board of Advisors has experience, expertise and networks.

The Company does not have sufficient funds for the acquisition of Target Companies but expects that it will fund the acquisitions of Target Companies most often through a combination of cash and or equity, using its stock as a currency for acquisitions. The Company expects that when it identifies a Target Company in order to raise sufficient capital for its acquisition, it expects to do acquisition-specific private placement offerings of its shares. The Company expects to have a preference for Target Companies that will be amenable to accepting a majority of equity or Shares in the Company as consideration for its purchase. The Company believes this may be more acceptable to private Target Companies which do not have clear liquidity or succession strategies, or the potential for same.

The Company intends to, whenever possible, target companies that may have a valuation at or below historical values of comparable companies due to corporate restructurings or reorganizations, lack of growth capital or due to identifiable operational inefficiencies.

The Company intends to acquire Target Companies and hold long term while assisting, when needed, with their development. This may include applying strategic management services, guidance in marketing, sales and business strategy, financial and operational functions, attracting supplementary management, integration with complementary Target Company acquisitions and raising subsequent or alternative financing. The Company may attempt to increase its return through a complete or partial divestiture, merger or spin-off in a public offering.

Current Web Business and Properties

The Company's previous business model under Online Innovation focused on the development and hosting of internet website communities, such as its virtuallydating.com web property. With the Company’s change in business direction, it anticipates it will investigate favourable strategic business alternatives for the internet properties it owns, including www.virtuallydating.com and www.urbanflirt.com.

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

Employees

The Company currently has no full or part-time employees. The Company has historically retained consultants to provide services related to the administration, management and development of the Company.

Cash Requirements

The Company has historically relied on funding its operations through the sale of its common shares. During the three months ended December 31, 2005, the Company received $90,000 from the sale of Common Shares and expects it will need to continue to fund operations through the investment in its securities. The Company intends to use available current and future finances raised to fund ongoing operations and for general and administrative expenses, marketing, research and the investigation of acquisition opportunities.

The Company also expects that its new business strategy of acquiring and growing small to medium enterprises will rely substantially on the Company’s ability to raise additional investment capital to fund operations and acquisitions of Target Companies.

The Company plans to begin seeking additional funding within the next three months. If we do not secure financing in the next three months, we will be forced to revisit our business plan. The Company also expects that once it identifies a Target Company, in order to complete the purchase of a controlling interest in the Target Company, it will be required to seek further substantial funding for its purchase and operating needs. The Company expects that an acquisition may require it to rise funding for, in some cases, between 10–50% of the purchase price for a Target Company, in addition to significant professional, legal, accounting and consulting fees that may be incurred to identify, perform due diligence and valuations, negotiate and document the acquisition of a target Company. There can be no assurance that additional funding for operations of the acquisition of Target Companies will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail operations significantly or change its business plan.

The Company’s financial statements for the year ended June 30, 2005 were prepared on a going concern basis in accordance with United States Generally Accepted Accounting Principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As at December 31, 2005 the Company had a working capital deficiency of $127,373. The Company’s financial condition requires it to raise additional equity or debt financing in order to continue operations. The Company can provide no assurance of its ability to raise additional capital through debt and equity financing.

Item 3 – Controls and Procedures

The Company is managed exclusively by its principal executive officer and principal financial officer. Currently the Company does not have management or employees separate from these individuals. As a result, all disclosure decisions are made directly by either the principal executive officer or principal financial officer of the Company and are based on direct knowledge of the Company’s affairs held by them. These individuals also carry out all bookkeeping and other record keeping activities undertaken by the Company and make all business decisions for the Company. While the Company retains the services of a small number of consultants, none of these individuals has control over formal disclosure decisions or disclosure contained in documents such as press releases and financial reports. All formal disclosure documents are reviewed and approved either by the Company’s principal executive officer or the principal financial officer and are based on first hand knowledge of these individuals (as opposed to knowledge derived from reports from employees, consultants or managers). As a consequence, the Company is completely reliant on either the principal executive officer or the principal financial officer in order to ensure that the Company’s disclosure controls and procedures are effective and result in full and true disclosure of material facts related to the Company’s affairs.

The only significant change in the Company’s internal controls is that either the principal executive officer or the principal financial officer can make decisions whereas in the past, both were required to make decisions. This may be a factor that could affect these controls resulting in deficiencies or weaknesses of internal controls that could require corrective action. There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of its disclosure controls and procedures and the effectiveness of those procedures in the last fiscal quarter.

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

During the three months ended December 31, 2005, the Company completed a sale of 900,000 units at a price of $0.10 per unit for aggregate cash proceeds of $90,000. Each unit consisted of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the purchaser to purchase one additional share of the Company’s common stock at a price of $0.15 for 6 months after the purchase of the units. The units were issued without registration under the Securities Act in reliance on the safe harbour provisions of Regulation S promulgated under the Securities Act. None of the purchasers of the securities was a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(I) of Regulation S. The units were issued in the following amounts to the following persons:

Series Investment, Ltd.	100,000 units
Fraser Atkinson	500,000 units
482047 BC, Ltd.	300,000 units

Item 3 – Defaults upon Senior Securities

There have been no material defaults in the payment of principal, interest, sinking or purchase fund instalments or any other material defaults with respect to indebtedness of the Company exceeding 5% of the total assets of the Company. No material arrearage in the payment of dividends and no delinquency with respect to any preferred stock of the Company have occurred.

Item 4 – Submission of Matters to a Vote of Security Holders

On January 3, 2006, the Company filed a definitive 14-C to effect the name change to Moventis Capital Inc., and to ratify the FY2005 Stock Incentive Plan. The approval of the majority of the Company’s outstanding shares was required to approve these matters. Under Delaware law and the Company’s bylaws, the Company’s shareholders are entitled to obtain approval by written consent. The Company obtained written consents approving these matters from stockholders holding approximately 56% of its outstanding common stock.

Item 5 – Other Information

During the period covered by this report the Company entered into a lease for office space located at Suite 304, 1959-152nd Street, White Rock, B.C. The Company terminated its previous month-to-month lease on November 30, 2005. The Company entered into a new three-year office lease with monthly rent obligations of $3,287.68 CDN for its White Rock premises, constituting a total 3-year lease obligation of $98,630. Attached as an exhibit in Item 6.

On December 1, 2005, the Company executed an indemnity agreement with Mr. Lee, President, CEO and Director of the Company, in connection with the termination of his management agreement and the subsequent transition to Moventis Capital, Inc. attached as an exhibit in Item 6.

On November 1, 2005 a new consulting agreement was signed with Fortune Capital Management with a monthly consulting fee of $5,000. Fortune Capital Management is a company owned and controlled by Mr. Stanley Ross, an affiliate of the Company. Attached as an exhibit in Item 6.

Item 6 - Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

32.3	Mr. Chad Lee Indemnity Agreement

32.4	Consulting Agreement with Fortune Capital Management

32.5	Office Lease Agreement

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 17, 2006	MOVENTIS CAPITAL, INC.
(Registrant)

		By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

		By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chad D. Lee
Chad D. Lee, President, Director,
Principal Executive Officer

Date:	February 17, 2006

By:	/s/ Marlene C. Schluter
Marlene C. Schluter, Director,
Principal Financial Officer

Date:	February 17, 2006