Form 10QSB
period 2006-03-31
MOVENTIS CAPITAL, INC.
filed 2006-05-19
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

[               ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
For the transition period from _____________ to _____________

Commission File Number: 0-29285

MOVENTIS CAPITAL, INC.
(Exact Name of Small Business Issuer as Specified in its charter)

Delaware	52-2058364
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

Suite 304, 1959-152nd Street, White Rock, B.C., Canada
(Address of principal executive offices)

(604) 288-2430
Issuer’s telephone number

N/A
Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [               ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES [               ] NO [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES [               ] NO [               ] N/A [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of March 31, 2006, the registrant’s outstanding common stock consisted of 26,289,166 shares.

Transitional Small Business Disclosure Format (Check one):    YES [               ] NO [ X ]

Moventis Capital, Inc. and Subsidiaries

INDEX

PART I. FINANCIAL INFORMATION

Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Balance Sheets
(In U.S. Dollars)

	March 31,	June 30,
ASSETS	2006	2005
	(Unaudited-Prepared	(Audited)
Current Assets	By Management)
Cash and cash equivalents	$121,942	$20,522
Prepaid Expenses	9,598	-
TOTAL CURRENT ASSETS	131,540	20,522

Property and Equipment
Computer equipment, at cost less accumulated depreciation (Note 5)	4,388	5,063
Computer software development (Note 6)
Application development stage costs	62,500	175,000

TOTAL ASSETS	$198,428	$200,585

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$135,435	$109,687
Management fees payable (Note 4(b))	-	5,000
Loan payable	-	50,000
Due to related parties (Notes 4(c))	31,237	45,067
TOTAL CURRENT LIABILITIES	166,672	209,754

Stockholders' Equity (Deficit)
Capital Stock (Note 3)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 26,289,166 common shares
(June 30, 2005 - 20,679,166 common shares)	26,289	20,679
Paid in capital in excess of par value of stock	3,709,261	3,202,221
TOTAL CAPITAL STOCK	3,735,550	3,222,900
Contributed Surplus	50,590	-
Deficit accumulated during development stage (Note 1)	(3,741,763)	(3,224,279)
Accumulated Other Comprehensive Income (Loss) (Note 2(b))	(12,621)	(7,790)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	31,756	(9,169)

TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$198,428	$200,585

See Accompanying Notes to Financial Statements

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Retained Earnings (Deficit)
( in U.S.Dollars)
( Unaudited - Prepared by Management)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Nine Months Ended		Three Months Ended
	to March 31	March 31,		March 31,
	2006	2006	2005	2006	2005

Balance (deficit), beginning of
period	$-	$(3,224,279)	$(2,908,604)	$(3,524,486)	$(2,908,604)

Net Profit (loss) for the period	(3,741,763)	(517,484)	(218,746)	(217,277)	(218,746)

Balance (deficit), end of period	$(3,741,763)	$(3,741,763)	$(3,127,350)	$(3,741,763)	$(3,127,350)

See Accompanying Notes to Financial Statements

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Income
( in U.S.Dollars)
( Unaudited - Prepared by Management)

	Cumulative From
	Inception Date
	on Aug 1, 1997	Nine Months Ended		Three Months Ended
	to March 31	March 31,		March 31,
	2006	2006	2005	2006	2005
General and Adminstrative Expenses
Amortization of computer software
development stage costs	$262,500	112,500	$112,500	$37,500	$37,500
Compensation on stock option	201,740	51,740	-	51,740	-
Computer technology and
software development-preliminary
development stage costs	397,647	2,139	2,070	0	-
Depreciation - fixed assets	119,550	7,524	10,407	1,881	3,469
Filing and transfer agent fees	39,573	7,396	2,888	3,714	790
Financing costs	22,550	-	-	-	-
Funding agreement commitment costs	345,600	-	-	-	-
Interest on loans	7,268	-	-	-	-
Marketing	10,052	10,052	-	-	-
Management and consulting fees	1,161,767	185,363	179,402	61,239	92,555
Office expenses, net	268,075	31,801	21,128	12,122	3,755
Option payment, mineral properties	30,000	0	-	0	-
Professional fees	342,992	65,395	12,015	42,637	4,139
Promotion, investor relations,
and investor communications	95,656	6,945	845	1,470	-
Travel expenses	115,709	31,978	19,592	4,974	11,734
Website marketing	322,723	5,026	16,342	0	12,304
Total General and Administrative
Expenses	$3,743,402	$517,859	$377,189	$217,277	$166,246

Interest and other income	1,639	375	-	-	-
Deferred income taxes	-	-	52,500	-	52,500
Net income (loss) for the period	$(3,741,763)	$(517,484)	$(429,689)	$(217,277)	$(218,746)
Other Comprehensive Income (Loss)
Cumulative currency translation
adjustments	(12,621)	(4,831)	-	(2,136)	-
Comprehensive Income (Loss)	$(3,754,384)	$(522,315)	$(429,689)	$(219,413)	$(218,746)

Net loss per common share
Basic and diluted		(0.02)	(0.03)	(0.01)	(0.01)

See Accompanying Notes to Financial Statements

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Cash Flows
(In U.S. Dollars)
( Unaudited - prepared by Management)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Operating Activities
Net profit (loss) for the period	$(517,484)	$(429,689)	$(217,277)	$(218,746)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Deferred income taxes	-	52,500	-	52,500
Shares issued for compensation	31,000	-	31,000	-
Stock options compensation	45,740	-	45,740	-
Depreciation - fixed assets	7,524	10,407	1,881	3,469
Amortization of computer software	112,500	112,500	37,500	37,500
Cumulative currency translation adjustments	(4,831)	-	(2,136)	-
Changes in operating assets and liabilities, net of
effects from acquired companies:
Deferred income tax	-	-	-	-
Prepaid expenses	(9,598)	-	(3,965)	-
Accounts payable and accrued liabilties	25,748	154,112	11,188	89,419
Management fees payable	(5,000)	54,500	-	29,500
Net cash used in operating activities	$(314,401)	$(45,670)	$(96,069)	$(6,358)
Investing Activities
Purchases of fixed asset	(6,849)	-	(967)	-
Net cash used in investing activities	$(6,849)	$-	$(967)	$-
Financing Activities
Capital stock subscribed for cash	465,500	43,361	196,500	-
Shares Subscription Receivable	21,000	-	-	-
Loan payable	(63,830)	-	(13,830)	-
Net Cash provided by financing activities	$422,670	$43,361	$182,670	$-
Cash increase (decrease)
during the period	101,420	(2,309)	85,634	(6,358)
Cash, Beginning of period	20,522	3,245	36,308	7,294
Cash, End of period	$121,942	$936	$121,942	$936

See Accompanying Notes to Financial Statements

MOVENTIS CAPTIAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Stockholders' Equity
For Period from June 30, 2003 to March 31, 2005
(In U.S. Dollars)
(Unaudited - Prepared by Management)

	Number of		Additional	Total	Retained	Contributed	Other	Total
	Common	par	Paid-in	Capital	Earnings	Surplus	Comprehensive	Stockholders'
	Shares	Value	Capital	Stock	(Deficit)	Capital	Income (Loss)	Equity
Balance, June 30, 2003	15,630,000	$15,630	$2,645,220	$2,660,850	$(2,381,230)	$-	$1,400	$281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300	105,000				105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450	7,500				7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793	62,417				62,417
Net loss for year ended
June 30, 2004					(368,931)			(368,931)
Cumulative currency translation adjustments							(9,190)	(9,190)
Balance, June 30, 2004	17,004,166	$17,004	$2,818,763	$2,835,767	$(2,750,161)	$-	$(7,790)	$77,816
Warrants exercised @$0.15	250,000	250	37,250	37,500				37,500
Issued for cash @$0.39	15,000	15	5,846	5,861				5,861
Issued for management fees payable
May 23, 2005	850,000	850	84,150	85,000				85,000
Issued for accounts payable	220,000	220	21,497	21,717				21,717
May 23, 2005
Issued for management fees payable
May 23, 2005	820,000	820	81,180	82,000				82,000
Issued for accounts payable
May 23, 2005	1,310,000	1,310	128,745	130,055				130,055
Issued for convertible notes payable
May 23, 2005	210,000	210	24,790	25,000				25,000
Net loss for the year ended
June 30, 2005					(474,118)			(474,118)
Balance, June 30, 2005	20,679,166	$20,679	$3,202,221	$3,222,900	$(3,224,279)	$-	$(7,790)	$(9,169)
Issued for cash $0.10	2,000,000	2,000	198,000	200,000				200,000
Net loss for the period ended
September 30, 2005					(121,231)		(894)	(122,125)
Issued for cash @ $0.10	900,000	900	89,100	90,000				90,000
Net loss for the period ended
December 31,2005					(178,976)		(1,801)	(180,777)
Issued for management fees
payable @ $0.10	250,000	250	24,750	25,000				25,000
Issued for Cash @ $0.15	1,310,000	1,310	195,190	196,500				196,500
Cancellation of Shares	(4,850,000)	(4,850)		(4,850)				(4,850)
Contributed Surplus from Cancelled Shares						4,850
Issued for Services	6,000,000	6,000	-	6,000				6,000
Contributed Surplus from Option Grants						45,740		50,590
Cumulative currency translation adjustments							(2,136)	(2,136)
Net loss for the period ended
March 31, 2006.					(217,277)			(201,090)
Balance, March 31, 2006	26,289,166	$26,289	$3,709,261	$3,735,550	$(3,741,763)	$50,590	$(12,621)	$47,943

See Accompanying Notes to Financial Statements

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006
(In U.S. Dollars)
(Unaudited)

Note 1.	BUSINESS OPERATIONS

a)

The Company was incorporated on May 7, 1997 as Micro Millennium, Inc., under the General Corporation Law in the State of Delaware, U.S.A., and commenced business on August 1, 1997. The Company changed its name from Micro Millennium, Inc. to Sinaloa Gold Corp. on October 16, 1997 and changed its name from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999, and to Moventis Capital, Inc. on February 14, 2006.

b)

The Company has changed its business focus to that of an acquisition company, targeting small to medium size businesses, from being a development stage internet/e-commerce website development company and previously in the mining resource industry. It has not generated any significant revenues from its planned operations. The deficit has been accumulated during the development stage.

	c)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $3,741,763 to March 31, 2006 and has a working capital deficiency of $35,132 as at March 31, 2006. The ability of the Company to continue as a going concern will be dependent upon its ability to obtain financing. Management is in the process of identifying sources of financing to fund the ongoing development of the Company’s business and potential acquisitions.

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

An analysis of the changes in the cumulative currency translation adjustments as disclosed as part of stockholders’ equity, is as follows:

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Beginning balance, June 30, 2005 & 2004	$(7,790)	$(7,790)
Change during the period	(4,831)	-
Ending balance, March 31, 2006 and 2005	$(12,621)	$(7,790)

c)	Amortization of Computer Software
Development – Application Development Stage Costs

Amortization of computer software costs of $325,000 commenced on July 1, 2004. The amortization period is for twenty-six months on a straight-line basis. Accumulated Amortization of $262,500 has been charged to operations leaving a balance of $62,500 to be amortized over future periods at the rate of $37,500 per quarter.

d)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Areas where significant judgment is made include, but are not limited to: revenue recognition and marketing program accruals. Actual results could differ materially from these estimates.

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

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

The Company adopted EITF Issued 04-8 to include in the computation of diluted earnings per share, if dilutive, all instruments with embedded conversion features without considering whether the market conditions for conversion have been met, if conversion of these instruments is contingent on market conditions indexed to the price of the issuer’s shares.

(g)	Segmented Information

All of our assets are located in Canada and all of operating activities incurred in Canada.

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

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

During the quarter the Company issued 1,365,000 stock options at a calculated value of $175,875 using a modified Black-Scholes model. The cost will be expensed over the vesting period of the options with a corresponding credit to Contributed Surplus (see Note 7(a)).

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

The Company’s functional currency is the Canadian dollar and the reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006
(In U.S. Dollars)
(Unaudited)

Note 2.	SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

	(m)	Financial Instruments

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

Note 3.	CAPITAL STOCK

	a)	Authorized: 75,000,000 common shares at $0.001 par value per share.

	b)	Common shares issued and outstanding are as follows:

	Shares	$
Balance, June 30, 2005	20,679,166	3,222,900
Issued for compensation	6,250,000	31,000
Cancelled shares	(4,850,000)	(4,850)
Private placements	4,210,000	486,500

Balance, March 31, 2006	26,289,166	3,735,550

c)	Warrants outstanding as at March 31, 2006 are as follows:

	Shares	Exercise Price	Maturity Date
Jillian Henderson	15,000	$0.50	October 14, 2006
Various (3 Parties)	1,200,000	$0.15	May 28, 2006 to July 28, 2006

	1,215,000

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006
(In U.S. Dollars)
(Unaudited)

Note 4.	RELATED PARTY TRANSACTIONS

	a)	Directors and Officers of the Company and their affiliated companies are beneficial owners of common shares of the Company, as at March 31, 2006, as follows:

Blake Ponuick and
Axiom Strategy Group, Inc.	4,525,000
Marlene C. Schluter and
MCS Management Ltd.	2,590,000
Fraser Atkinson	700,000
Walter Kloeble	300,000
Total common shares owned	8,115,000

b)	Management fees payable -

a.

Pursuant to a management agreement effective November 1, 1998, the Company paid $2,500 per month increasing to $ 5,000 per month effective November 1, 2005 to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, Director, of the Company, for management services provided to the Company by MCS Management Ltd. This contract was terminated, effective February 28, 2006.

b.

Pursuant to a consulting agreement effective August 1, 2002, the Company pays $2,500 per month to Fortune Capital Management. On November 1, 2005 a new consulting agreement was signed with Fortune Capital Management with a monthly consulting fee of $5,000. Fortune Capital Management is a company owned and controlled by Mr. Stanley Ross, an affiliate of the Company.

c.

The Company pays $5,000 per month to Axiom Strategy Group, Inc., on a month to month basis for management services related to the duties performed as the Chief Executive Officer of the Company. Axiom Strategy Group, Inc., is a company owned and controlled by Mr. Blake Ponuick, CEO of the Company.

d.

The Company pays $2,275 per month to WMK Financial, Inc., on a month to month basis for management services related to the duties performed as the Chief Financial Officer of the Company. WMK Financial, Inc., is a company owned and controlled by Mr. Walter Kloeble, CFO of the Company.

c)	Loans to the Company unpaid as at March 31, 2006 are as follows:

Chad D. Lee	$13,830
Snowy Creek Resources Ltd.	7,407
Marlene C. Schluter	10,000
$31,237

Mr. Chad Lee is the previous CEO of the Company. The loan from Mr. Lee is scheduled to be fully paid back to Mr. Lee by the Company in the fourth quarter of the current fiscal year. Snowy Creek Resources Ltd. is a Company owned by Ms. Marlene C. Schluter, Director and a shareholder of the company. The loans to Snowy Creek Resources Ltd. and Ms. Marlene C.

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006
(In U.S. Dollars)
(Unaudited)

Note 4. RELATED PARTY TRANSACTIONS (Cont’d)

Schluter are scheduled to be paid back to these parties by the Company in installments over the next eleven months ending in January 2007. All of these loans are non interest bearing, are unsecured, and are disclosed as current liabilities in these financial statements.

Note 5.	PROPERTY AND EQUIPMENT - COMPUTER EQUIPMENT

The Company depreciates its computer equipment using the declining-balance basis at the rate of 30% per year. The cost and accumulated depreciation are as follows:

	March 31,
	2006	2005
Cost	$123,938	$117,089
Accumulated depreciation	(119,550)	(108,557)
Net balance, March 31	$4,388	$8,532

Note 6.	COMPUTER TECHNOLOGY AND WEBSITE COSTS

Computer Software Costs capitalized

By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies (“Stratford”), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September 30, 2001, due to the receivership of Stratford, for a net amount of $325,000, which is capitalized in these financial statements. The computer software costs of $262,500 have been expensed to March 31, 2006 (See Note 2(c)).

	March 31,
	2006	2005
Balance, June 30, 2005 and 2004	$325,000	$325,000
Accumulated amortization	(262,500)	(112,500)
Balance, March 31	$62,500	$212,500

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006
(In U.S. Dollars)
(Unaudited)

Note 7.	STOCK BASED COMPENSATION/ PENSION PLAN

a)

The Company has an Incentive Stock Plan that was approved in 2005 that provides for the grant, at the discretion of the Board of Directors, or a Committee appointed by it, of options and rights to purchase an aggregate of not to exceed 3,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company. 1,365,000 options have been issued relating to this plan up to March 31, 2006.

					Options Expense
	Options Granted as at		Options Vested as at		(Contributed Capital) as at
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005
Officers & Directors	925,000	-	462,500	-	$41,240	$-
Advisors	100,000	-	-	-	$2,833	$-
Others	340,000	-	-	-	$1,667	$-
Balance, March 31	1,365,000	-	462,500	-	$45,740	$-

Expense Model Assumptions:

	Directors &	Advisors
	Officers	& Others
Issue Price:	$0.35	$0.35
Exercise Price:	$0.35	$0.35
Expected Life of Option:	1 Year	4 Years
Risk Free Rate:	3.00%	3.00%
Expected Dividend:	0	0
Stock Volatility:	75%	75%

b)	There are no liabilities for pension costs at March 31, 2006, as the Company does not have a pension plan.

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006
(In U.S. Dollars)
(Unaudited)

Note 8.

NET LOSS PER SHARE

Net loss per common share is computed by dividing net loss by the weighted average of shares outstanding during the period.

Computation of basic and diluted weighted average number of shares outstanding:

	Three months ended, March 31,
	2006	2005
Net income	($217,277)	($218,746)
Basic	26,289,166	17,160,416
Warrants	1,200,000	500,000
Convertible Notes $25,000 @$0.25	-	100,000
Stock plan options	1,365,000	-
Dilutive	28,854,166	17,760,416
Diluted - same as Basic, due to loss on operations	26,289,166	17,160,416

Computation of net loss per share:
	Three months ended, March 31,
	2006	2005
Net loss per share - Basic	$($0.01)	$($0.01)
Net loss per share - Diluted	$($0.01)	$($0.01)

Note 9.

INCOME TAXES

The Company has losses carried forward to future years of $3,741,763. There are no current or deferred tax expenses for the period ended March 31, 2006, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion that any future tax benefits or expenses may be fully offset by a valuation allowance.

Note 10.

FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, and loans from related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2006
(In U.S. Dollars)
(Unaudited)

Note 11.	SUBSEQUENT EVENTS

	(a)	The Company has subsequent to March 31, 2006 raised $75,000 by the exercise of warrants.

(b)

(b) The Company has subsequent to March 31, 2006 signed a definitive purchase agreement to purchase 100% of the outstanding shares of PTL Electronics, an electronic manufacturing services company located in British Columbia, Canada. Under the terms of the definitive agreement, Moventis will purchase PTL for a sum of $6.36 million ($7.0 million CDN) for all outstanding shares of PTL and shareholder loans. The purchase price consists of $3.18 million ($3.5 million CDN) in cash and $3.18 million ($3.5 million CDN) in convertible debt and equity. At closing, Moventis will pay $2.73 million ($3 million CDN) in cash, the equivalent of $1.09 million ($1.2 million CDN) in common shares and a convertible debenture in the amount of $2.09 million ($2.3 million CDN) that may be converted into shares at the option of Moventis. A final cash payment in the amount of $450,000 ($500,000 CDN) is payable within nine (9) months after closing. The transaction is subject to financing and customary closing conditions.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

General

Moventis Capital, formerly known as Online Innovation (“the Company”), was incorporated as a Delaware corporation on May 7, 1997. On December 14, 2005, in accordance with a majority shareholder resolution, we filed a Preliminary Schedule 14-C with the Securities and Exchange Commission (SEC) to effect a name change from Online Innovation, Inc. to Moventis Capital, Inc. On January 3, 2006, the Company filed a Definitive 14-C with the SEC, and on February 3, 2006 received confirmation of the name change to Moventis Capital, Inc. from the State of Delaware.

Our common stock trades in the over-the-counter market on the Over-the-Counter Bulletin Board (OTCBB) under the trading symbol “MVTS.OB”. Prior to February 14, 2006, our common stock traded under the symbol “ONIN.OB.”

Plan of Operation

The Company intends to focus its business plan on acquiring a controlling interest in a portfolio of small to medium sized businesses (“Target Companies”) in key business sectors like technology, manufacturing, energy and healthcare, and assisting with the development and growth of those enterprises. The Company intends to select established small to mid-sized growth companies that are profitable or demonstrate the potential for profitability in a short period of time.

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

The Company does not have sufficient funds for the acquisition of Target Companies but expects that it will fund the acquisitions of Target Companies most often through a combination of cash and or equity, using its stock as a currency for acquisitions. The Company expects that when it identifies a Target Company, in order to raise sufficient capital for its acquisition, it will do acquisition-specific private placement offerings of its shares. The Company expects to have a preference for Target Companies that will be amenable to accepting a majority of equity or debt from the Company as consideration for its purchase. The Company believes this may be more acceptable to private Target Companies which do not have clear liquidity or succession strategies, or the potential for same.

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

Forward Looking Statements

All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, management of growth, including the ability to attract and retain qualified employees; the ability to identify and close strategic acquisitions and to integrate those acquisitions made by the Company and the costs associated with such acquisitions; dependence on its principal executive officer; substantial competition from larger companies with greater financial and other resources than the Company; the success of its marketing strategy; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; and potential product liability risk associated with its existing and future products. Readers are cautioned not to put undue reliance on forward-looking statements, which are made as of the date of this report. The Company does not intend to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Purchase of Equipment

At this time, the Company does not anticipate the purchase of any significant equipment except pursuant to acquisitions of companies pursuant to its business plan.

Employees

The Company currently has no full or part-time employees. The Company has historically retained consultants to provide services related to the administration, management and development of the Company. At this time, we do not anticipate the addition of any employees except through acquisitions of companies pursuant to our business plan.

Cash Requirements

The Company has historically relied on funding its operations through the sale of its Common Stock. During the three months ended March 31, 2006, the Company received $196,500 from the sale of Common Stock and expects it will need to continue to fund operations through the sale of its securities. The Company intends to use available current and future finances raised to fund ongoing operations and for general and administrative expenses, marketing, research and the investigation of acquisition opportunities.

The Company also expects that its new business strategy of acquiring and growing small to medium enterprises will rely substantially on the Company’s ability to raise additional investment capital to fund operations and acquisitions of Target Companies.

The Company plans to begin seeking additional funding within the next three months. The Company also expects that once it identifies target companies for acquisition, in order to complete the purchase of a controlling interest in these target companies, it will be required to seek further substantial funding for its purchase and operating needs. The Company expects that an acquisition may require it to raise funding for, in some cases, between 10–50% of the purchase price for a target company, in addition to significant professional, legal, accounting and consulting fees that may be incurred to identify, perform due diligence and valuations, negotiate and document the acquisition of a Target Company. There can be no assurance that additional funding for operations of the acquisition of Target Companies will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to cease or limit its acquisitions significantly or change its business plan.

The Company’s financial statements for the year ended June 30, 2005 were prepared on a going concern basis in accordance with United States Generally Accepted Accounting Principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. As at March 31, 2006 the Company had a working capital deficiency of $35,132. The Company’s financial condition requires it to raise additional equity or debt financing in order to continue operations. The Company can provide no assurance of its ability to raise additional capital through debt and equity financing.

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

On February 28, 2006 the Board of Directors formed an Audit Committee consisting of three of its members, two being independent. The Audit Committee is chaired by one of its independent members, also a professional accountant (a Chartered Accountant). The Financial statements and external financial reports are reviewed by the Audit Committee of the Board and have been reviewed by an independent accountant.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

In the normal course of our business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings.

Item 1A – Risk Factors

Investing in the Company's securities involves a high degree of risk. You should carefully consider the following risk factors, and other information included or incorporated by reference into this report, including our financial statements and the related notes thereto. You should carefully review and consider all of the risk factors set forth in "Item 1, Risk Factors" in our previously filed Form 10-KSB for the period ending June 30, 2005. Additionally, described below are some additional principal risks that we expect to face because the Company intends to acquire Target Companies and assist in the growth and development of such companies (as discussed above in Part I, Item 2, Plan of Operation), which represents a shift in the Company's business. However, the risk factors set forth below and in the Form 10-KSB are not the only risks that we may face. Additional risks and uncertainties that we do not presently know about, or have not yet identified, may also adversely affect our business. Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment by the occurrence of any of the following risks, or by unforeseen risks not listed below.

Competition for the Acquisition of Compatible Target Companies

     The market for available Target Companies is subject to intense competition from both private and public buyers, many of who have greater financial resources than the Company. Competition from these identifiable buyers as well as any other future equity sources may be insurmountable for the Company. If the Company is unable to compete in its attempt to acquire Target Companies, its operating results may suffer or its business may fail.

Need for Future Capital to Fund Acquisitions and Operations

     The Company may require substantial additional capital to finance acquisitions and operations in future years. The Company's capital requirements will depend on many factors including, among other things, the results of operations; the number and timing of acquisitions and the cost of these acquisitions; and the costs associated with identifying, pursuing and acquiring Target Companies. The Company's current business plan requires the need for further financing activities to fund its operations for the foreseeable future. Due to risks and uncertainties in the marketplace as and the pursuit of acquisitions according to the Company's current business plan, the Company may need to raise additional capital. If the Company issues additional stock to raise capital, current percentage ownership in the Company would be diluted. If the Company raises capital through debt; its debt servicing costs will increase. Additional financing may not be available when needed and, if such financing is available, it may not be available on favorable terms.

Difficulty of Integrating Target Companies

     The Company's business plan contemplates the identification and acquisition of Target Companies. Acquisitions are particularly difficult to assess because of the rapidly changing operating environments of Target Companies. Upon the acquisition of a Target Company, the Company will be required to assimilate the personnel, operations and products of the acquired business and train, retain and motivate key personnel. However, the key personnel of the acquired business may decide not to work for the Company. In addition, the Company may not be successful in the integration of product lines and customers of an acquired company. Moreover, if the operations of an acquired company or business do not meet the Company's expectations, the Company may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business.

Absence of Operating History

     The Company was incorporated on May 7, 1997. As discussed above, however, the Company was previously a mineral exploration and a web development company and it has not had an extensive history in acquiring Target Companies. Most of its efforts to date have been focused on the identification and targeting of suitable Target Companies. The Company has no revenues from operations and has yet to produce a profit. Failure to achieve projected rates of market penetration could significantly affect the Company's pattern of revenues and expense, and accordingly, future cash flow. Therefore, the Company's stockholders should be prepared to bear the economic risk of losing their entire investment.

Company Ownership by Directors and Officers

     As of March 31, 2006, the Company's officers, directors and entities affiliated with them, in the aggregate, beneficially owned approximately 8.1 million shares, or 31% of the Company's outstanding Common Stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of the Company's assets.

Costs of Compliance with Securities Laws

     Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations are creating uncertainty for many companies in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards may result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. The Company may also expect these developments to increase its legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for the Company to obtain director and officer liability insurance, and it may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. Moreover, the Company may not be able to comply with these new rules and regulations on a timely basis. These developments could make it more difficult for the Company to retain qualified members of its board of directors or executive officers. The Company is presently evaluating and monitoring regulatory developments and cannot estimate the timing and magnitude of additional costs it may incur as a result. To the extent these costs are significant, the Company's general and administrative expenses are likely to increase

Losses Related to General Factors and Acquisitions of Target Companies

     The Company expects to experience in future periods significant fluctuations in operating results and net income that may be caused by many factors including, among others: general economic conditions; changes in the demand for products of acquisitions; competitive pricing pressures; personnel changes; and changes in operating expenses.

     In addition, the acquisition of Target Companies may cause fluctuations in operating results due to in-process due diligence, research and development charges, the amortization of acquired intangible assets, and the integration costs recorded in connection with such acquisitions.

     As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results have caused, and may in the future cause the Company to perform below the expectations of investors. If its operating results fall below market expectations, the price of the Company's Common Stock may fall.

Risks from International Operations

     The Company could be exposed to inherent market risks due to the international aspects of its business activities, which include, among others: unexpected changes in regulatory requirements; legal uncertainty; costs and risks of locating and investigating suitable acquisitions; the limitations imposed by U.S. laws; changes in markets caused by a variety of political, social and economic factors; tariffs and other trade barriers; foreign currency exchange rates; potential tax benefits; adverse business conditions in specific industries; difficulties in managing international operations; currency exchange rate fluctuations; potentially adverse tax consequences; and the burdens of complying with a wide variety of foreign laws.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company issued 1,310,000 shares of common stock at a price of $0.15 for aggregate cash proceeds of $196,500 pursuant to the exercise of warrants. The warrants were exercised by seven holders. The warrants were part of units sold in the two preceding quarters. The units were issued without registration under the Securities Act in reliance on the safe harbour provisions of Regulation S promulgated under the Securities Act. None of the purchasers of the securities was a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(I) of Regulation S.

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

Item 4 – Submission of Matters to a Vote of Security Holders

On January 3, 2006, the Company filed a definitive 14-C to effect the name change to Moventis Capital Inc., and to ratify the FY2005 Stock Incentive Plan. Under Delaware law and the Company’s bylaws, the company’s shareholders are entitled to obtain approval by written consent. The Company obtained written consents approving these matters from stockholders holding 13,376,405 of its 23,579,166 outstanding shares of Common Stock.

Item 5 – Other Information

Subsequent Events

On May 11, 2006 the Company announced the signing of a definitive purchase agreement to acquire PTL Electronics, an electronics manufacturing services (EMS) company located in British Columbia, Canada.

Under the terms of the definitive agreement, Moventis will purchase PTL for a sum of $6.36 million ($7 million CDN) for all outstanding shares of PTL and shareholder loans to PTL. The purchase price consists of $3.18 million ($3.5 million CDN) in cash and $3.18 million ($3.5 million CDN) in convertible debt, equity. At closing, Moventis will pay $2.73 million ($3 million CDN) in cash, the equivalent of $1.09 million ($1.2 million CDN) in common shares and a convertible debenture in the amount of $2.09 million ($2.3 million CDN) that may be converted into shares at the option of Moventis. A final cash payment in the amount of $450,000 ($500,000 CDN) is payable within nine (9) months after closing. The transaction is subject to financing and customary closing conditions. More information concerning the transaction can be found in the Company's Form 8-K filed with the Securities and Exchange Commission on May 11, 2006.

Item 6 - Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 19, 2006		MOVENTIS CAPITAL, INC.
(Registrant)

		By:	/s/ Blake Ponuick
Blake Ponuick, Director
Chief Executive Officer

		By:	/s/ Walter Kloeble
Walter Kloeble, Director,
Chief Financial Officer