Form 10KSB
period 2006-06-30
MOVENTIS CAPITAL, INC.
filed 2006-10-13
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 0-29285

MOVENTIS CAPITAL, INC.

(Name of Small Business Issuer in its charter)

Delaware	52-2058364
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
Incorporation or organization)

Suite 304, 1959-152nd Street, White Rock British Columbia V4A 9P3
(Address of principal executive offices)

(604) 535-3900
Issuer’s telephone number

_________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

The registrant did not earn any revenues in the fiscal year ended June 30, 2006.

As of October 10, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $6,687,239 based on the closing trade reported on the NASD Over the Counter Bulletin Board. Shares of common stock by each officer and director and by each person who owns 10 % or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the registrant.

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

YES ☐ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of October 10, 2006 the registrant’s outstanding common stock consisted of 26,067,738 shares.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc…) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

MOVENTIS CAPITAL, INC.

TABLE OF CONTENTS

Part	Item(s)		Page No.

I	1	Description of Business	4
	2	Description of Property	13
	3	Legal Proceedings	14
	4	Submission of Matters to a Vote of Security Holders	14
II	5	Market for Common Equity and Related Stockholder Matters	15
	6	Management Discussion and Analysis or Plan of Operation	16
	7	Financial Statements	21
	8	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	41
	8A	Controls and Procedures	41
III	9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section16(a) of the Exchange Act	42
	10	Executive Compensation	44
	11	Security Ownership of Certain Beneficial Owners and Management	45
	12	Certain Relationships and Related Transactions	47
	13	Exhibits and Reports on Form 8-K	48
	14	Principal Accounting Fees and Services	49

IV		Signatures	51
		Exhibits	52

ITEM 1: DESCRIPTION OF BUSINESS

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

Business Development

For the purposes of the discussion contained in this Report, the use of “Moventis”, “the Company”, “we”, “our” or “us” is meant to be referenced in such a manner as to be defined as Moventis Capital, Inc.

Company History

We were incorporated on May 7, 1997 pursuant to the General Corporation Law of the State of Delaware, U.S.A. under the name Micro Millennium Inc.  On October 16, 1997, we changed our name to Sinaloa Gold Corp. and operated as a mineral exploration and development company until January of 1999. Early in 1999, we decided to withdraw our interest in our mineral properties and to acquire and develop a website development business. On April 8, 1999, we changed our name to Online Innovation, Inc., after acquiring 100% of the proprietary and intellectual property associated with Online Innovation. In February 2006, we changed our name to Moventis Capital, Inc., and changed our focus from a website development business to an acquisition company.

Our common stock trades in the over-the-counter market on the Over-the-Counter Bulletin Board (OTCBB) under the trading symbol “MVTS.OB”. Prior to February 14, 2006, our common stock traded under the symbol “ONIN.OB.”

Business of the Company

We are an acquisition company focused on acquiring controlling interests in, or entire control of established small to mid-sized businesses through asset acquisition, capital stock exchange or similar business combination.  We intend to identify target companies in key business sectors like technology, manufacturing, energy and healthcare. We intend to select established small to mid-sized growth companies that are profitable or demonstrate the potential for profitability in a short period of time.

Due to their size, these companies often face barriers to continual growth such as the access to capital and management expertise. We will look to capitalize on this underserved market of smaller companies that do not meet the size or industry requirements of many of the large acquisition, private equity and investment firms. After acquisition, we expect to assist these companies and provide them with access to growth capital, and the missing management and financial ingredients they need to grow into more substantial and operationally sound companies.

We expect to implement a criteria and selection process for determining the suitability of target companies for acquisition. Although our selection criteria is intended to be a guideline only, and may have exceptions, these criteria may include:

• Revenue and Profitability: An established revenue base with the potential for increased revenue growth. We intend to focus on target companies with annual revenue between $5 million to $20 million. Suitable target companies should be profitable or demonstrate the potential of profitability within a short period of time, without the need for substantial capital investment.

• Established or Defendable Market Position: Suitable target companies should demonstrate an established market position, or the potential to establish a leadership position in a specific niche market or geographic region through regulatory or technical barriers to entry. Suitable target companies may also demonstrate a defendable market position that may include proprietary technology or patents, strategic partnerships, long term customer or vendor relationships, or certain exclusive rights.

• Scalability: Suitable target companies should demonstrate a scalable business model and infrastructure that is not reliant on substantial infrastructure or capital investment.

• Growth Potential:  We expect to select target companies that have demonstrated a history of strong growth or the potential for strong growth. Target companies should also operate in markets which are large and growing.

• Proven Management Team:  We intend to operate primarily as a holding company of the target companies that we acquire, and anticipate that these target companies will operate as wholly owned or majority owned subsidiaries. Although we expect to contribute operational, marketing, business development, and financial support to our acquired companies to help improve growth and operational performance, we expect to invest in target companies that have a proven and experienced core management team that have demonstrated their ability to professionally manage the target companies.

• Platform Acquisition:  We intend to acquire a number of platform target companies in different markets to provide a diverse portfolio of subsidiary companies. This will be in an effort to minimize risk associated with influences beyond our control, such as economic, market or government regulatory conditions that may adversely impact growth or viability of a single market. We further intend to select target companies that demonstrate the ability to serve as platforms for strategic acquisitions of other target companies which may be complementary or demonstrate the potential for integration into the operations of the platform target companies to benefit from operational efficiencies through integration.

• Domain Experience:  We may have a preference for target companies that operate in a market or sector in which the management or Board of Directors has experience, expertise and networks.

We do not have sufficient funds for the acquisition of target companies but expect that we will fund the acquisitions of target companies most often through a combination of cash and or equity, using stock as currency for acquisitions. We expect that when we identify a target company, in order to raise sufficient capital for the acquisition, we will do acquisition-specific private placement offerings of shares and/or debt based on the revenue, profitability and assets of target companies. We expect to have a preference for target companies that will be amenable to accepting a majority of equity or debt from us as consideration for its purchase. We believe this may be more acceptable to private target companies which do not have clear liquidity, succession strategies, or the potential for same.

Recent Developments

On May 8, 2006, we signed a definitive share purchase agreement to purchase 100% of the outstanding shares of PTL Electronics, Ltd. (“PTL”), an electronic manufacturing services company located in British Columbia, Canada.  Under the terms of the agreement, we will purchase all of the outstanding capital stock and outstanding shareholder loans of PTL for a sum of $6.24 million ($7.0 million CDN). The purchase price consists of $3.12 million ($3.5 million CDN) in cash and $3.12 million ($3.5 million CDN) in convertible debt and equity. At closing, we would pay $2.67 million ($3 million CDN) in cash, $1.07 million ($1.2 million CDN) in common shares and convertible debentures in the amount of $2.05 million ($2.3 million CDN).  Such debentures are convertible into common shares at our option at anytime within 9 months from closing.  A final cash payment in the amount of $445,000 ($500,000 CDN) is payable within 9 months after closing. The transaction is subject to financing and customary closing conditions. The transaction has not yet been completed.

On September 20, 2006, the Board of Directors unanimously authorized a $1,500,000 secured convertible debenture offering.  The debentures will carry the following material terms: (i) three year maturity (September 30, 2009), (ii) redeemable by the Us after September 30, 2007, (iii) interest payable at 10% per annum, increasing to up to 14% under certain scenarios described in the debenture; (iv) optional conversion by the holders into an aggregate maximum of 1,949,775 shares of company common stock (subject to adjustment as provided in the debentures) at conversion prices of US$0.65 for the first 33.33% of the outstanding principal obligations, US$0.80 for the next 33.33% of the outstanding principal obligations and US$0.90 for the remaining 33.34% principal obligations, each as of the date of issuance; and (v) we have a right of first refusal upon proposed transfers by holders.

The debentures also carry common share purchase warrants, which are exercisable for a period of three years from the date of issuance on the following basis: (i) 50% of the shares exercisable under the warrant on the date of issuance will be exercisable at US$0.65 per share; (ii) 50% of the shares exercisable under the warrant on the date of issuance will be exercisable at US$0.80; and (iii) the maximum number of shares into which all of the warrants may be exercised into is 737,700 shares (subject to adjustment as provided for in the warrants).

As of October 6, 2006, the Company had received $1,430,000 in subscriptions under the convertible debenture offering. On October 2, 2006, the Board of Directors unanimously approved the increase of the debenture offering from $1,500,000 to $2,250,000. The increased offering may be on similar or different terms as those described above. The funds raised from the debenture offering will be applied towards the cash requirement at closing of the PTL Electronics, Ltd. acquisition and are conditional on completion of such acquisition.

Competition

We are new to the acquisition marketplace and as such may face strong competition from entities with similar business goals and stronger competitive positions in the markets we will be active in.  Our competitors include private equity funds, venture capital funds, leveraged buyout funds, hedge funds, other merger and acquisition firms, private investors and investment banks, having a business objective similar to ours. Many of these entities are well established, have substantial funds or immediate access to funds, and have extensive experience in identifying and effecting business acquisitions directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential targets that we could acquire, our ability to compete in acquiring certain targets will be limited by our available financial resources or willingness of targets to accept equity as a form of currency. This inherent competitive limitation gives others an advantage in pursuing the acquisition target.  Further:

•  our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain targets; and

•  our limited funds immediately available may limit our ability to pursue acquisitions of certain targets, including acquisitions that require cash or other pre-closing deposits.

 Any of these factors may place us at a competitive disadvantage in successfully negotiating an acquisition. Management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective in acquiring businesses with significant growth potential on favorable terms.

In addition, we believe that our focus on acquiring smaller sized private businesses seeking exit strategies places us in a quickly growing market niche which is currently under-served by our larger competitors, due to their dependence on larger dollar transactions.

Intellectual Property Rights

At this time, we do not have any patented technology that would prevent competitors from entering our market. We rely on third-party software licenses in the conduct of our business.

Government Regulation

Some aspects of our future operations may be subject to supervision and regulation by state, provincial and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. Those items include, but are not limited to: acquisition targets may have some licensing requirements in some jurisdictions, the governance of any secured transactions we may enter into; privacy issues, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, and information security. Such future regulations may end up having a material adverse affect on our business.

Employees and Consultants

We have one full-time and one-part time employee. We currently retain management consultants for services related to our administration, management and business development.

Available Information

Our reports to the Securities and Exchange Commission (“SEC”) information, including the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Act") are available free of charge on our corporate website (www.moventiscapital.com) as soon as reasonably practicable after the information is electronically filed with or furnished to the SEC. In addition our Code of Ethics is available on the website. No content of our corporate website is incorporated by reference herein. Copies of any materials we file with the SEC can be obtained at www.sec.gov or at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.

Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors, and other information included or incorporated by reference into this report, including our financial statements and the related notes thereto. Described below are some principal risks that we expect to face because we intend to acquire target companies and assist in the growth and development of such companies, which represents a significant shift in business strategy. However, the risk factors set forth below are not the only risks that we may face. Additional risks and uncertainties that we do not presently know about, or have not yet identified, may also adversely affect our business. Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment by the occurrence of any of the following risks, or by unforeseen risks not listed below.

We face intense competition for the acquisition of compatible target companies.

The market for available target companies is subject to intense competition from both private and public buyers, many of who have greater financial resources than we do. Competition from these buyers as well as any other future equity sources may be insurmountable for us. If we are unable to compete in our attempt to acquire target companies, our operating results will suffer and our business may fail.

We need capital to fund acquisitions and operations.

We require substantial additional capital to finance acquisitions and operations in future years. Our capital requirements will depend on many factors including, among other things, the results of operations; the number and timing of acquisitions and the cost of these acquisitions; and the costs associated with identifying, pursuing and acquiring target companies. Our current business plan requires the need for further financing activities to fund operations for the foreseeable future. Due to risks and uncertainties in the marketplace and with the pursuit of acquisitions according to our current business plan, we may need to raise additional capital. If we issue additional stock to raise capital, current percentage ownership in us would be diluted. If we raise capital through debt; our debt servicing costs will increase. Additional financing may not be available when needed and, if such financing is available, it may not be available on favorable terms.

We may have difficulty in integrating target companies.

Acquisitions are particularly difficult to assess because of the rapidly changing operating environments of target companies. Upon the acquisition of a target company, we will be required to assimilate the personnel, operations and products of the acquired business and train, retain and motivate key personnel. However, the key personnel of the acquired business may decide not to work for us. In addition, we may not be successful in the integration of product lines and customers of an acquired company. Moreover, if the operations of an acquired company or business do not meet our expectations, we may be required to restructure the acquired business, or write-off the value of some or all of the assets of the acquired business.

We have a limited operating history.

We incorporated on May 7, 1997. We were previously a mineral exploration and then a web development company and we have not established an extensive history of acquiring target companies. Most of our efforts to date have been in the development stage, focused on the identification and targeting of suitable target companies. We have no revenues from operations and have yet to achieve profitability. Our failure to achieve projected rates of market penetration could significantly affect our revenues and expenses, and accordingly, future cash flow. Therefore, our stockholders should be prepared to bear the economic risk of losing their entire investment.

Our ownership by directors and officers.

As of October 10, 2006, our officers, directors and affiliates collectively beneficially owned approximately 12,955,005 shares, or 49.7% of our outstanding Common Stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

We face increased costs of compliance with securities laws.

Changing laws, regulations, and standards relating to corporate governance, public disclosure, and compliance practices, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations, are creating uncertainty for many companies in understanding and complying with these laws, regulations, and standards. As a result of this uncertainty and other factors, devoting the necessary resources to comply with evolving corporate governance and public disclosure standards will result in increased general and administrative expenses and a diversion of management time and attention to compliance activities. We expect these developments to increase our legal compliance and financial reporting costs. In addition, these developments may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain such coverage. These developments could make it more difficult for us to retain qualified members as directors or executive officers.

We face potential losses related to general factors and acquisitions of target companies.

We expect to experience significant fluctuations in operating results and net income in future periods because of many factors including, among others: general economic conditions; changes in the demand for products of acquisitions; competitive pricing pressures; personnel changes; and changes in operating expenses.

In addition, the acquisition of target companies may cause fluctuations in operating results due to in-process due diligence, research and development charges, the amortization of acquired intangible assets, and the integration costs recorded in connection with such acquisitions.

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may in the future cause us to perform below the expectations of investors. If our operating results fall below market expectations, the price of our Common Stock may fall.

We face additional risks from international operations.

We may be exposed to inherent market risks due to the international aspects of our business activities, which include, among others: unexpected changes in regulatory requirements; legal uncertainty; costs and risks of locating and investigating suitable acquisitions; the limitations imposed by U.S. laws; changes in markets caused by a variety of political, social and economic factors; tariffs and other trade barriers; potential tax benefits; adverse business conditions in specific industries; difficulties in managing international operations; currency exchange rate fluctuations; potentially adverse tax consequences; and the burdens of complying with a wide variety of foreign laws.

We may encounter difficulties with acquisitions, which could harm our business.

We expect to complete acquisitions of target companies in the future. Any future acquisitions may require additional debt or equity financing, which could increase our leverage or be dilutive to our existing shareholders. As a result, we may not be able to complete acquisitions or strategic transactions in the future.

To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business.

In addition, acquisitions involve numerous risks and challenges, including:

• diversion of management’s attention from the normal operation of our business;

• potential loss of key employees and customers of the acquired companies, which is a   particular concern in the acquisition of companies;

• difficulties managing and integrating operations in geographically dispersed locations;

• lack of experience operating in the geographic market or industry sector of the acquired business;

• the potential for deficiencies in internal controls at acquired companies;

• increases in our expenses and operational requirements, which reduce our return on invested capital; and

• exposure to unanticipated liabilities of acquired companies.

These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business and operating results.

We could issue a substantial number of shares of common stock and warrants in an acquisition, all of which could be unregistered and a portion of which could be freely saleable. This may cause a decline in the market price of our common stock.

The consideration to be issued in an acquisition of a target company could be shares of common stock and warrants to purchase shares of our common stock. The number of shares of our common stock could be increased by the number of warrants that are exercised.  As a result, the number of shares available for sale could increase, which may adversely impact the market price of our stock.

We are subject to the risk of increased income taxes.

We have structured our operations in a manner designed to maximize income. We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the United States and Canada. However, our tax position is subject to review and possible challenge by taxing authorities and to possible changes in law, which may have retroactive effect. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes.

The market price of our ordinary shares is volatile.

The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our ordinary shares may be subject to similar fluctuations. Factors such as fluctuations in our operating results, announcements of future acquisitions or events affecting other companies in industries similar to our own or those of our future operational companies, currency fluctuations and general market conditions may cause the market price of our ordinary shares to decline.

Inability to continue business as a going concern.

Our financial statements for fiscal 2006, were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. We may not be able to raise additional capital or achieve profitability and as a consequence may not be able to meet liabilities and commitments in the normal course of business, which would jeopardize our ability to continue business operations in accordance with its business plan.

The notes to our audited financial statements disclose that there is doubt about our ability to continue as a going concern. We have incurred losses of $3,964,151 from inception to June 30, 2006. As at June 30, 2006, we had a working capital deficit of $10,589. Our liquidity and capital resources are limited and we presently rely on equity investment in order to fund continued operations. Our financial condition raises doubt as to our ability to continue operations without additional equity or debt financing as described in the explanatory paragraph of the report of our independent auditor and note 1(c) of our financial statements. The presentation of our financial statements assumes that we will continue as a going concern and our assets and liabilities are recorded on the basis that the business will continue for the foreseeable future. In order to continue as a going concern, we must carry out our business plan and achieve profitability, which may not occur in the foreseeable future. If we are unable to continue as a going concern, the proceeds from the liquidation of our assets may not be sufficient to discharge our liabilities as they become due, placing us at risk of legal proceedings, including bankruptcy proceedings, being initiated by our creditors. Our inability to continue as a going concern will result in a significant loss of value of our common stock.

Adverse effects of incorrect financial assumptions.

We will rely on internally prepared forecasted financial statements, which are predicated on certain assumptions, including assumptions of revenue and expense and the occurrence of certain future events, which in turn were based on management's considered assessment of prevailing conditions and management's best estimates of future events. Should, for example, product yields or prices deviate from the levels assumed in the internal forecasted statements, then our projected revenue and profits will be less than projected. Similarly, should our actual costs exceed the assumed levels, then our projected profits would likewise be less than projected. In the final analysis, any return to an investor will in large part be determined by management's ability to execute our plan as projected, and there can be no assurances provided of our success with respect thereto. There can be no assurances whatsoever as to our future financial performance. Projections are based upon current information and certain extrinsic factors, some of which are beyond our control, and/or subject to various assumptions, such as our ability to obtain additional financing and our ability to implement our plan.

Designation as a penny stock.

Our securities may be deemed "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Act of 1934, as amended. Such a designation could have a material adverse effect on the development of the public market for our common stock or, if such a market develops, its continuation, since broker-dealers are required to personally determine whether an investment in such securities is suitable for customers prior to any solicitation of any offer to purchase these securities. Compliance with procedures relating to sale by broker-dealers of "penny stocks" may make it more difficult for purchasers of our common stock to resell their shares to third parties or to otherwise dispose of such shares.

We may be unable to raise additional capital.

We may not be able to raise additional funds for expansion and/or growth. If such funds are not available our business may fail and investors may lose their entire investment. Additional financing may come in the form of securities offerings or from bank financing. If additional shares are issued to raise capital, existing shareholders will suffer a dilution of their stock ownership. In the event we have not achieved certain milestones, or consummated further financings, we will have severe cash flow and liquidity problems and may cease at that point to be a viable commercial entity.

We do not foresee paying dividends.

We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation, growth and expansion of its business.

We may not be able to obtain permits and licenses.

Our operations may require licenses and permits from various governmental authorities. We cannot assure that will be able to obtain all necessary licenses and permits that may be required to carry out our plan.

Currency fluctuation.

Our potential operations make us subject to foreign currency fluctuation and such fluctuation may adversely affect our financial position and results. There can be no assurance that steps taken by management to address foreign currency fluctuations will eliminate all adverse effects and accordingly, we may suffer losses due to adverse foreign currency fluctuation. Such fluctuations may also influence future contribution margins.

ITEM 2: DESCRIPTION OF PROPERTY

We lease 1,620 square feet of office space at Suite 304, 1959-152nd Street, White Rock, British Columbia, Canada on a three-year lease effective January 1, 2006, expiring December 31, 2008.  Our monthly lease obligation is $2,765 ($3,179 CDN) plus 6% goods and services tax.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock trades in the over-the-counter market on the Over-the-Counter Bulletin Board (OTCBB) under the trading symbol “MVTS.OB”. Prior to February 14, 2006, our common stock traded under the symbol “ONIN.OB.”

High and Low Bid Information

Since October 23, 2000, our shares have been quoted on the OTCBB. The following table sets out high and low sale prices for our common shares for each quarter within the last two fiscal years.

Fiscal Year	High	Low
2006
June 30, 2006	0.63	0.37
March 31, 2006	0.50	0.30
December 31, 2005	0.45	0.15
September 30, 2005	0.17	0.14
2005
June 30, 2005	0.16	0.13
March 31, 2005	0.25	0.16
December 31, 2004	0.37	0.24
September 30, 2004	0.70	0.36

Quotations posted on the OTCBB quotation system reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As at October 10, 2006 there were approximately 79 stockholders of record holding 26,067,738 of our common shares.

Dividends

We have not declared any cash dividends on our common shares and we do not intend to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than as disclosed herein, we did not sell any equity securities during the quarter ended June 30, 2006.

On May 12, 2006, we issued 500,000 shares of common stock at a price of $0.15 for aggregate cash proceeds of $75,000 pursuant to the exercise of warrants. The warrants were exercised by one shareholder and were part of units sold in the three preceding quarters.   Each unit consisted of one share of common stock and one share purchase warrant.  Each warrant entitled the purchaser one additional share of common stock at a price of $0.15 for 6 months after the purchase of the units.  The units were issued without registration under the Securities Act in reliance on the safe harbor provisions of Regulation S promulgated under the Securities Act. The purchaser of the securities was not a “U.S. person” as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an “offshore transaction” as that term is defined in Rule 902(i) of Regulation S.

On June 30, 2006, we sold 214,286 units at $0.35, for aggregate cash proceeds of $75,000.  Each unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the warrant holder to purchase one additional share of common stock at a price of $0.50 expiring on December 31, 2006.  The units were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exception from registration contained in Section 4(2) of the Securities Act as the units were sold to accredited investors.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and notes thereto.

General

In February 2006, we changed our name to Moventis Capital, Inc. and changed our business to acquiring controlling interests in a portfolio of small to medium sized businesses in key business sectors like technology, manufacturing, energy and healthcare. Once these target companies have been acquired, we will assist with the business development and operational growth of those enterprises. We intend to select established small to mid-sized growth companies that are profitable or demonstrate the potential for profitability in a short period of time.

Acquisition Strategies

Since we changed our operational focus we have been focusing on completing our acquisition of PTL and on developing relationships for building an inventory of possible target companies for acquisition. We expect to implement a criteria and selection process for determining the suitability of target companies for acquisition based on several operational and market sector suitability. Although our selection criteria is intended to be a guideline only, and may have exceptions, these guidelines may include:

• Revenue and profitability with a bias towards those companies with annual revenues between $5 million to $20 million;

• Established or defendable market position, or the potential to establish a leadership position in a specific market niche;

• Scalable business with a non-capital intensive infrastructure;

• Potential for strong and continued growth;

• Proven and experienced core management team that has demonstrated its ability to be professional managers;

• Target companies will be in different markets to provide a diverse portfolio of subsidiary companies helping to reduce overall risk; and

• Preference for companies that operate in sectors in which our management and Board of Directors have experience, expertise or personal networks.

Purchase of Equipment

At this time, we do not anticipate purchasing any significant equipment unless we complete the PTL acquisition or the acquisition of another target company.

Employees

We currently have one full-time, and one part-time employee. We retain consultants to provide services related to our administration, management and development. At this time, we anticipate only a few additions in employee staff levels as several of our current contractors may be switched to full-time employees as required. Staffing levels could also increase should an acquisition be completed.

Cash Requirements

We have sufficient working capital to meet our operating requirements until December 31, 2006. In order to fund business activity beyond this date, we will need to arrange additional financing. Continual business operational efforts will be dependent on our ability to raise such additional financing. Specific plans related to any future acquisitions which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.  We intend to use available finances to fund ongoing operations. Funds will be utilized for general and administrative expenses, business development and marketing.

Our financial statements for fiscal 2006 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As at June 30, 2006 we had a working capital deficit of $10,589. Our financial condition raises serious doubt as to our ability to continue operations without additional equity or debt financing. Our ability to raise additional capital through debt and equity financing is presently uncertain.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount of assets, liabilities, revenues (if any) and expenses reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, industry trends and various other sources of information and factors. Actual results may differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. We have identified the following accounting principles that we believe are key to an understanding of our financial statements and require management’s most difficult, subjective judgments.

Costs and Expenses

General and Administrative. General and administrative costs are comprised primarily of contractor expenses as they relate to management and operational staff, legal, accounting and other professional fees, travel expenses, marketing and corporate communications, and facility and information technology costs.

Translation of Foreign Currency. Our functional currency is the Canadian dollar and our reporting currency is the US Dollar.

Accrued Operating Deficit. We have been involved in prior business activities that required capital for product development, marketing and systems. As a result we now have an accumulated operating deficit of $3,964,151.

Stock-Based Compensation. The Company issued stock options under the terms of the “2005 Employee Stock Option Plan”. Prior to December 31, 2005, we accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. We granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

 In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payments,” to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of January 1, 2006, we adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS 123, as amended by SFAS 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

Results of Operations

General and Administrative Expenses.  For fiscal 2006, general and administrative expenses were $740,247 as compared to $474,118 for fiscal 2005. For the year this was an increase of $266,129 or 56%. The $740,247 in general and administration expenses in fiscal 2006 includes $76,459 in non-cash stock-based compensation pursuant to SFAS 123R.  The significant increase in expenses resulted from increased office expenses, compensation, professional fees, investor communications programs, in addition to costs and professional fees associated with due diligence related to the pending acquisition of PTL Electronics, Ltd.

For 2007, we expect general and administrative expenses to increase in areas including employee and contractor compensation and professional fees as we move forward with executing our business plan.

Liquidity and Capital Resources

Financial Condition. We have incurred substantial operating losses requiring us to seek equity capital. We intend to continue to raise additional capital through the sale of equity and or debt as we implement our business plan.

The only current material commitment for capital expenditures is the agreement to acquire PTL Electronics Ltd., an electronics contract manufacturing company for $6,240,000 ($7,000,000 CDN) details of which are provided in “Item 1- Description of Business - Recent Developments” of this report.

Sources and Uses of Cash

Operating Activities.  As of June 30, 2006 we had $115,729 in cash and prepaid expenses, as compared to $20,522 in cash at June 30, 2005. The primary use of our cash flow is operations. Operating cash outflows include payments to vendors including consultants, office rent, services and supplies. Factors that impact our operating earnings that do not impact cash flows include depreciation and amortization as well as share based compensation. Changes in working capital generally correspond to operating activity. During the last fiscal period our operating cash flow was impacted by the expenses related to the change in business direction including the payment of obligations related to finalizing the previous business operations, moving of the head office, increased legal and accounting fees and costs associated with the due diligence and agreement to acquire PTL.

Investing Activities. Cash used for investing activities generally reflects the acquisition of assets. We purchased and updated some computer equipment during the fiscal year ending June 30, 2006.

Financing Activities. We typically receive funds from the sale of our common stock and the proceeds of debt. We disburse these funds primarily to finance operations and reduce debt in accordance with normal repayment terms. During fiscal 2006, we sold $636,500 worth of our common stock for cash.

Subsequent Events

On September 30, 2006, we sold 214,286 units at $0.35, for aggregate cash proceeds of $75,000.  Each unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the warrant holder to purchase one additional share of our common stock at a price of $0.50 expiring on December 31, 2006.  The units were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exception from registration contained in Section 4(2) of the Securities Act as the units were sold to accredited investors.

On September 20, 2006, our Board of Directors authorized a $1,500,000 secured convertible debenture offering (“Debenture Offering”).  The debentures shall carry the following material terms: (i) three year maturity (September 30, 2009), (ii) redeemable by us after September 30, 2007, (iii) interest payable at 10% per annum, increasing to up to 14% under certain scenarios described in the debenture; (iv) optional conversion by the holders into an aggregate maximum of 1,949,775 shares of company common stock (subject to adjustment as provided in the debentures) at conversion prices of US$0.65 for the first 33.33% of the outstanding principal obligations, US$0.80 for the next 33.33% of the outstanding principal obligations and US$0.90 for the remaining 33.34% principal obligations, each as of the date of issuance; and (v) we have a right of first refusal upon proposed transfers by holders.

The debentures contain common share purchase warrants, which are exercisable for a period of three years from the date of issuance on the following basis: (i) 50% of the shares exercisable under the warrant on the date of issuance will be exercisable at US$0.65 per share; (ii) 50% of the shares exercisable under the warrant on the date of issuance will be exercisable at US$0.80; and (iii) the maximum number of shares into which all of the warrants may be exercised into is 737,700 shares (subject to adjustment as provided for in the warrants).

The funds raised from the debenture offering will be applied towards the cash requirement at closing of the acquisition.

As of October 6, 2006, we had received $1,430,000 in subscriptions under the debenture offering. On October 2, 2006, our Board of Directors approved the increase of the debenture offering from $1,500,000 to $2,250,000. The increased offering may be on similar or different terms as those described above.

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Smythe, Ratcliffe LLP

2.	Report of Independent Registered Public Accounting Firm – Moen & Company

3.	Balance Sheet as of June 30, 2006 and 2005

4.	Income Statement for the Years Ended June 30, 2006 and 2005

5.	Statements of Cash Flows for the Years Ended June 30, 2006 and 2005

6.	Statements of Stockholders' Equity for the Years Ended June 30, 2006 and 2005

7.	Notes to Financial Statements

Smythe Ratcliffe LLP

7th Floor, Marine Building

355 Burrard Street

Vancouver, BC V6C 2G8

fax: 604.688.4675

telephone: 604.687.1231

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF MOVENTIS CAPITAL, INC.

(A Development Stage Company)

We have audited the accompanying balance sheet of Moventis Capital, Inc. (A Development Stage Company) as at June 30, 2006 and the statements of operations, stockholders' equity and cash flows for the year then ended and the period from August 1, 1997 (date of inception) to June 30, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, stockholders’ deficit, and cash flows from August 1, 1997 (date of inception) to June 30, 2005 were audited by other auditors whose report dated August 15, 2005 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, stockholders’ deficit and cash flows from inception to June 30, 2006, insofar as it related to amounts for prior periods through June 30, 2005, is solely based on the reports of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2006 and the results of its operations and its cash flows for the year then ended and the cumulative totals for the development stage of operations from August 1, 1997 (date of inception) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern.  As discussed in note 1 to the financial statements, the Company has minimal revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern.  Management plans in regard to these matters are also described in note 1.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Smythe Ratcliffe” (signed)

Chartered Accountants

Vancouver, British Columbia

October 11, 2006

Explanatory Note on Change of Independent Auditors:

On August 28, 2006, we dismissed our independent registered public accounting firm, Moen and Company and engaged the services of Smythe, Ratcliffe LLP as our new independent auditors. The change was precipitated by the retirement of Irving Moen, the principal of Moen and Company from public practice. The change of auditors is effective immediately and was approved by Moventis' Board of Directors including the chair of the audit committee.

The audit reports of Moen and Company on the financial statements of Online Innovations, Inc./Moventis Capital, Inc. as of and for the fiscal years ended June 30, 2005 and 2004 did not include adverse opinion or disclaimers of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for the disclosure of a going concern note.

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

“Moen and Company”
(“Signed”)
Chartered Accountants
Vancouver, British Columbia, Canada
August 15, 2005

MOVENTIS CAPITAL, INC. (A Delaware Corporation) (A Development Stage Company) Statements of Income ( in U.S. Dollars)
	June 30,	June 30,
ASSETS	2006	2005
Current Assets
Cash	$96,218	$20,522
Prepaid Expenses	12,926	-
Taxes Receivable	6,585	-
TOTAL CURRENT ASSETS	115,729	20,522

Property and Equipment (Note 3)	9,352	5,063
Computer software development (Note 4)
Application development stage costs	-	175,000
TOTAL ASSETS	$125,081	$200,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$115,585	$109,687
Management fees payable (Note 5(a))	-	5,000
Loan payable	-	50,000
Due to related parties (Notes 5(b))	10,733	45,067
TOTAL CURRENT LIABILITIES	126,318	209,754

Stockholders' Deficiency
Capital Stock (Note 6)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding - 25,853,452 common shares
(June 30, 2005 - 20,679,166 common shares)	25,853	20,679
Additional paid in capital	3,941,006	3,202,221

Accumulated deficit from prior operations	(3,964,151)	(3,224,279)
Other Comprehensive Loss (Note 2(b))	(3,945)	(7,790)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,237)	(9,169)
TOTAL CURRENT LIABILITIES AND STOCKHOLDERS' EQUITY	$125,081	$200,585

Commitments ( Note 8)
Subsequent Events (Note 9)

The accompanying notes are an integral part of these financial statements.

MOVENTIS CAPITAL, INC. (A Delaware Corporation) (A Development Stage Company) Statements of Income ( in U.S. Dollars)
	Cumulative From Inception Date on Aug 1, 1997 to June 30, 2006	Year Ended June 30

		2006	2005
General and Administrative Expenses
Amortization of computer software
development stage costs	$325,000	$175,000	$150,000
Compensation on stock option	76,459	76,459	-
Compensation by shares	150,000	-	-
Computer technology and
software development-preliminary
development stage costs	398,480	2,972	2,070
Depreciation - fixed assets	116,172	4,146	13,876
Filing and transfer agent fees	42,030	9,853	3,993
Financing costs	22,550	-	-
Funding agreement commitment costs	345,600	-	-
Interest on loans	7,268	-	-
Marketing	10,052	10,052	-
Management and consulting fees	1,228,242	251,838	194,402
Office expenses, net	287,596	51,322	22,947
Option payment, mineral properties	30,000	-	-
Professional fees	372,185	94,588	31,234
Promotion, investor relations,
and investor communications	116,293	27,582	845
Travel expenses	113,500	29,769	33,742
Website marketing	324,363	6,666	21,009
Total General and Administrative
Expenses	3,965,790	$740,247	$474,118

Interest and other income	1,639	375	-
Net loss for the period	(3,964,151)	$(739,872)	$(474,118)
Other Comprehensive Income (Loss)	(3,945)	3,845	(7,790)

Comprehensive Loss	(3,968,096)	$(736,027)	$(481,908)

Weighted average numbers of shares		23,768,810	20,679,166

Net loss per common share
Basic and diluted		$(0.03)	$(0.02)

The accompanying notes are an integral part of these financial statements.

MOVENTIS CAPITAL, INC. (A Delaware Corporation) (A Development Stage Company) Statements of Cash Flows (In U.S. Dollars)
	Cumulative From
	Inception Date	Year Ended
	on Aug 1, 1997	June 30
	to June 30, 2006	2006	2005

Operating Activities
Net profit (loss) for the period	$(3,964,151)	$(739,872)	$(474,118)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Shares issued for funding agreement
commitment costs	345,600	-	-
Shares issued for assignment of
option on mineral properties	30,000	-	-
Shares issued for compensation	156,000	6,000	-
Stock options - compensation and other expenses	76,459	76,459	-
Depreciation - fixed assets	116,172	4,146	13,876
Amortization of computer software	325,000	175,000	150,000
Changes in operating assets and liabilities,
net of effects from acquired companies:
Prepaid expenses	(19,511)	(19,511)	-
Accounts payable and accrued liabilities	267,357	5,898	164,658
Management fees payable	192,000	(5,000)	69,500
Net cash used in operating activities	$(2,475,074)	$(496,880)	$(76,084)
Investing Activities
Computer software development
Application development stage costs	(325,000)	-	-
Purchases of fixed asset	(125,524)	(8,435)	-
Net cash used in investing activities	$(450,524)	$(8,435)	$-
Financing Activities
Capital stock subscribed for cash	$2,990,028	636,500	43,361
Capital stock for accounts payable	25,000	25,000	-
Loans from related	10,733	(34,334)	-
Convertible notes payable	-	(50,000)	50,000
Net Cash provided by financing activities	$3,025,761	$577,166	$93,361
Cumulative currency translation adjustments	(3,945)	3,845	-
Cash increase (decrease)
during the period	96,218	75,696	17,277
Cash, Beginning of period	-	20,522	3,245
Cash, End of period	$96,218	$96,218	$20,522

Supplemental Information:
Interest Paid	Nil	Nil	Nil

Non - Cash investing and financing activity
Shares issued for debt	$25,000	$25,000	Nil
Shares issued for service	$156,000	$6,000	Nil

The accompanying notes are an integral part of these financial statements.

MOVENTIS CAPTIAL, INC. (A Delaware Corporation) (A Development Stage Company) Statements of Stockholders' Equity For Period from July 1, 2003 to June 30, 2006 (In U.S. Dollars)

	Number of		Additional	Retained	Other	Total
	Common	Par	Paid-in	Earnings	Comprehensive	Stockholders'
	Shares	Value	Capital	(Deficit)	Income (Loss)	Equity
Balance, July 1, 2003	15,630,000	$15,630	$2,645,220	$(2,381,230)	$1,400	$281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300			105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450			7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793			62,417
Net loss for year ended
June 30, 2004				(368,931)		(368,931)
Cumulative currency translation adjustments					(9,190)	(9,190)
Balance, June 30, 2004	17,004,166	$17,004	$2,818,763	$(2,750,161)	$(7,790)	$77,816
Warrants exercised @$0.15	250,000	250	37,250			37,500
Issued for cash @$0.39	15,000	15	5,846			5,861
Issued for management fees payable
May 23, 2005	850,000	850	84,150			85,000
Issued for accounts payable	220,000	220	21,497			21,717
May 23, 2005
Issued for management fees payable
May 23, 2005	820,000	820	81,180			82,000
Issued for accounts payable
May 23, 2005	1,310,000	1,310	128,745			130,055
Issued for convertible notes payable
May 23, 2005	210,000	210	24,790			25,000
Net loss for the year ended
June 30, 2005				(474,118)		(474,118)
Balance, June 30, 2005	20,679,166	$20,679	$3,202,221	$(3,224,279)	$(7,790)	$(9,169)
Issued for cash $0.10	2,000,000	2,000	198,000			200,000
Issued for cash @ $0.10	900,000	900	89,100			90,000
Issued for management fees
payable @ $0.10	250,000	250	24,750			25,000
Issued for Cash @ $0.15	1,310,000	1,310	195,190			196,500
Issued for Services	6,000,000	6,000	0			6,000
Issued for cash @ $0.15	500,000	500	74,500			75,000
Cancellation of Shares	(6,000,000)	(6,000)	6,000			0
Issued for Cash @ 0.35	214,286	214	74,786			75,000
Additional paid capital from Option Grants			76,459			76,459
Net loss for the period ended
June 30, 2006.				(739,872)	3,845	(736,027)
Balance, June 30, 2006	25,853,452	$25,853	$3,941,006	$(3,964,151)	$(3,945)	$(1,237)

The accompanying notes are an integral part of these financial statements.

MOVENTIS CAPITAL, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

Note 1.

BUSINESS OPERATIONS

a)

The Company was incorporated on May 7, 1997 as Micro Millennium, Inc., under the General Corporation Act in the State of Delaware, U.S.A., and commenced business on August 1, 1997.  The Company changed its name from Micro Millennium, Inc. to Sinaloa Gold Corp. on October 16, 1997, from Sinaloa Gold Corp. to Online Innovation, Inc. on April 8, 1999 and to Moventis Capital, Inc. on February 3, 2006.

b)

The Company was originally in the mining resource industry.  As Online Innovation, Inc. it was a development stage internet/e-commerce website development company.  It has, as Moventis Capital, Inc. changed its business focus to that of an acquisition company targeting small to medium size, profitable businesses.  To date the Company has not generated any significant revenues from its planned operations because it has been in the development stage.  The deficit has been accumulated during this development stage.

c)

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company has incurred losses since inception of $3,964,151 to June 30, 2006 and has working capital deficit of $10,589 as at June 30, 2006.  Although the working capital deficit has been reduced significantly since the previous year end and additional funds have been raised since June 30, 2006, the Company’s ability to continue to operate as a going concern is dependent on its success in obtaining additional financing to fund the ongoing development of the Company’s business.  Management is in the process of identifying sources of funds. This is anticipated to be through the issuance of common shares and/ or convertible debentures.

Note 2.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company’s fiscal year end is June 30.

a)

Administration Costs

Administration costs are written off to operations when incurred.

b)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and the reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Income and expense items are translated at the average rate prevailing on the transaction date. Gains and losses arising on translation of the financial statements from Canadian $ to US $ are included in Other Comprehensive Income (Loss). Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

c)

Amortization of Computer Software Development

Application Development Stage Costs

Amortization of computer software costs of $325,000 commenced on July 1, 2004 at a monthly rate of $12,500 over a 26 month period.  Accumulated amortization as at June 30, 2006, based on this schedule, was $300,000.  Because of the change in business focus in the year, management has determined that the software no longer has any marketable value and has written off to operations the $25,000 remaining as at June 30, 2006.

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

(e)

Cash

Cash is represented by funds on hand and deposit with the Company’s bankers and is unrestricted as to use.

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

The Company includes in the computation of diluted earnings per share, if dilutive, all instruments with embedded conversion features without considering whether the market conditions for conversion have been met, if conversion of these instruments is contingent on market conditions indexed to the price of the issuer’s shares. Diluted Earnings Per Share has not been presented separately as the effects of outstanding options and warrants are anti-dilutive.

(g)

Segmented Information

All assets are located in Canada and all operating activities occurred in Canada.

(h)

Accounting Policy for Stock Warrants Issued to Third Parties Related to Private Placement of Common Stock

The Company relies upon EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company’s common stock”.  Warrants are valued using a Black-Scholes model.  Because of the limited trading value of the Company’s stock, the model did not yield consistent results.  Management, therefore, determined that the value of the warrants for the initial issues would be set at 10% of the issue price of the underlying security.

(i)

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company has adopted 123R in the fiscal year ended June 30, 2006 on the prospective basis.

During the year the Company issued 1,515,000 stock options at a calculated value of $211,875 using a Black-Scholes model.  The cost will be expensed over the vesting period of the options with a corresponding credit to Additional Paid-In Capital.  $76,459 has been expensed in the fiscal year ended June 30, 2006.

(j)     Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, deposited with a high quality credit institution.

(k)    Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principles.  This statement applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

(l)

Financial Instruments

The Company’s financial instruments consist of cash, tax receivable, management fees payable, accounts payable and accrued liabilities, and loans from related parties. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying values.

(m)

Income Tax

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment.

Note 3.

PROPERTY AND EQUIPMENT

The Company depreciates its property and equipment using the declining-balance basis at the rates of 30% for computers and 20% for furniture.  The costs and accumulated depreciation are as follows:

	Computers
	30 June
	2006	2005
Computers	$124,830	$117,089
Furniture	694	-
	125,524	117,089
Accumulated depreciation	(116,172)	(112,026)
Net balance, June 30	$9,352	$5,063

Note 4.   APPLICATION DEVELOPMENT STAGE COSTS

Computer Software Costs capitalized

By agreement dated July 30, 1999 between the Company and Stratford Internet Technologies (“Stratford”), Stratford had been engaged to create, maintain, upgrade and supply artwork, computer files, and coding for a website at www.virtuallydating.com for the amount of $400,000 US, less unpaid amount of $75,000 reversed in these financial statement for the quarter ended September 30, 2001, due to the receivership of Stratford, for a net amount of $325,000, which was capitalized in the financial statements.  The computer software costs have been fully expensed as at June 30, 2006.

	June 30
	2006	2005
Balance	$325,000	$325,000
Accumulated amortization	(325,000)	(150,000)
Balance, ending	$-	$175,000

Note 5.

RELATED PARTY TRANSACTIONS

Directors and officers of the Company and their affiliated companies are beneficial owners of common shares and options of the Company, as at June 30, 2006, as follows:

	2006		2005
	Shares	Options	Shares	Options
Blake Ponuick and
Axiom Strategy Group, Inc.	4,425,000	500,000	-	-
Chad Lee and Netgain
Management Solutions, Inc.[1]	1,350,000	-	4,850,000	-
Marlene C. Schluter and
MCS Management Ltd.[2]	2,680,000	100,000	5,040,000	-
Fraser Atkinson	1,200,000	150,000	-	-
Walter Kloeble	306,500	175,000	-	-
Total common shares owned	9,961,500	925,000	9,890,000	-

[1] Chad Lee as of February 23, 2006 is no longer a director or officer of the Company.

[2] Marlene Schluter as of February 23, 2006 is no longer an officer of the Company.

a)

Management and consulting fees payable –

1.

Pursuant to a management agreement effective November 1, 1998, the Company paid $2,500 per month that increased to $5,000 per month effective November 1, 2005 to MCS Management Ltd. (MCS), a company wholly owned by Ms. Marlene C. Schluter, a director of the Company, for management services provided to the Company by MCS.  This contract was terminated, effective February 23, 2006.  $30,000 was expensed in fiscal 2006.

2.

Pursuant to a consulting agreement effective August 1, 2002, the Company paid $2,500 per month to Fortune Capital Management Ltd. (Fortune).  On November 1, 2005 a new consulting agreement was signed with Fortune for $5,000 per month ending April 30, 2006. The Company paid Fortune $7,500 for the month of April 2006, and continues to pay Fortune $7,500 per month on a month-to-month basis.  Fortune Capital Management is owned and controlled by Mr. Stanley Ross, an affiliate of the Company.  $52,500 was expensed in fiscal 2006.

3.

The Company pays $5,000 per month to Axiom Strategy Group, Inc. (Axiom), on a month-to-month basis for management services related to the duties performed as the chief executive officer of the Company.  Axiom is a company owned and controlled by Mr. Blake Ponuick, CEO of the Company. $20,000 was in expensed in fiscal 2006 for services as CEO.

4.

The Company pays $2,275 per month to WMK Financial, Inc. (WMK), on a month-to-month basis for management services related to the duties performed as the chief financial officer of the company.  WMK Financial is a company owned and controlled by Mr. Walter Kloeble, CFO of the Company. $8,950 was expensed in fiscal 2006 for services as CFO.

b)

Amounts owing to related parties as at June 30 are as follows:

	2006	2005
Netgain Management Solutions, Inc.	$ -	$ 7,660
Chad D. Lee	-	20,000
Snowy Creek Resources Ltd.	3,703	7,407
Marlene C. Schluter	5,000	10,000
WMK Financial, Inc.	2,030	-
TOTAL	$ 10,733	$ 45,067

Netgain Management Solutions, Inc., is a company owned by Chad D. Lee, former chief executive officer and director of the Company.  The amounts were paid during fiscal 2006.

Snowy Creek Resources Ltd. is a company owned by Ms. Marlene C. Schluter, director and a shareholder of the company. The loans from Snowy Creek Resources Ltd. and Ms. Marlene C. Schluter are scheduled to be paid back to these parties by the Company in installments ending in January 2007. All of these loans are non-interest bearing, are unsecured, and are disclosed as current liabilities in these financial statements.

The amounts owing to the other related party is pursuant to the contractual arrangements noted in 5(a).

Note 6.

CAPITAL STOCK

a)

Authorized: 75,000,000 common shares at $0.001 par value per share.

b)

Common shares issued and outstanding are as follows:

	2006	2005
	Shares	Shares
Balance, beginning of year	20,679,166	17,004,166
Issued for compensation	6,250,000	-
Cancelled shares *	(6,000,000)	-
Private placements	3,114,286	15,000
Issued for debt	-	3,410,000
Issue on exercise of warrants	1,810,000	250,000
Balance, end of year	25,853,452	20,679,166

* Shares were cancelled as a consequence of change in management.

c)

Warrants issued and outstanding are as follows:

Expiry Dates	Exercise price per share	Number of shares

October 14, 2006	$0.50	15,000
December 31,2006	$0.50	214,286
Warrants outstanding, end of year		229,286

Between August 12, 2005 and November 10, 2005 the Company completed the sale of 2,900,000 units at $0.10 per unit for aggregate proceeds of $290,000.  Each unit consisted of one share of the Company’s common stock and one common share purchase warrant.  Each warrant entitled the warrant holder to purchase one additional share of the Company’s common stock at a price of $0.15 for 6 months after the purchase of the units.

On June 30, 2006 the Company completed the sale of 214,286 units at $0.35 for aggregate cash proceeds of $75,000. Each unit consisted of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the warrant holder to purchase one additional share of the Company’s common stock at a price of $0.50 with an expiry date of December 31, 206. The units were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exception from registration contained in Section 4(2) of the Securities Act as the units were sold to accredited investors.

During fiscal 2005, the Company completed a sale of 15,000 units for aggregate cash proceeds of $5,861. Each unit consisted of one share of the Company’s common stock and one share purchase warrant.  Each warrant entitled the warrant holder to purchase one additional share of the Company’s common stock at a price of $0.50 for 18 months after the purchase of the units.

d)

Options issued and outstanding:

		2006		2005
		Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of year		-	-	-	-
Expired/Forefeited		-	-	-	-
Exercised		-	-	-	-
Granted		1,515,000	0.37	-	-
Options outstanding, end of year		1,515,000	0.37	-	-

		2006		2005
Expiry Dates	Exercise Price per Share	Number of Shares	Exercisable at Year-end	Exercise Price per Share	Number of Shares	Exercisable at Year-end
May 15, 2009	0.55	150,000	-	-	-	-
February 24, 2011	0.35	1,365,000	462,500	-	-	-
		1,515,000	462,500	-	-	-

e)     Stock based compensation.

The Company has an Incentive Stock Option Plan that was approved by a majority of our stockholders on January 24, 2006 that provides for the grant, at the discretion of the board of directors, or a committee appointed by it, of options and rights to purchase an aggregate of not to exceed 3,500,000 common shares of common shares of the Company to officers, directors, employees and consultants of the Company.  As at June 30, 2006 a total of 1,515,000 options have been issued relating to this plan. No stock options were issued or exercised in fiscal 2005.

	Options Grated as at June 30,		Options Vested as at June 30,		Options Expense (Contributed Capital) as at June 30,
	2006	2005	2006	2005	2006	2005
Officers & Directors	925,000	-	462,500	-	$ 53,959	$ -
Advisors	100,000	-	-	-	$ 6,667	$ -
Others	490,000	-	-	-	$ 15,833	$ -
Balance, June 30	1,515,000	-	462,500	-	$ 76,459	$ -

Expense Model Assumptions:

	2006			2005
	Directors	Advisors /	Other	Directors	Advisors /	Other
	& Officers	Consultants		& Officers	Consultants
Issue Price:	$0.35	$0.35	$ 0.55	-	-	-
Exercise Price:	$0.35	$0.35	$ 0.55	-	-	-
Expected Life of Option	1 Year	4 Years	1 Year	-	-	-
Risk Free Rate:	3%	3%	3%	-	-	-
Expected Dividend:	0	0	0	-	-	-
Stock Volatility:	75%	75%	75%	-	-	-

Note 7.

INCOME TAXES

The Company has incurred significant losses to date and has not recorded current tax expenses or benefits for fiscal 2006.  Since the Company has not filed income tax returns, the amount of and the ability to carry forward any losses to off set future taxable income is uncertain.  Due to this uncertainty it is impractical to calculate the deferred taxable benefits related for fiscal 2006.  Realization of any future benefits related to the losses is dependent on many factors including the Company’s ability to generate taxable income within the net operating loss carry forward period and the filing of current and past tax returns, therefore management has concluded that any deferred tax benefits available would be fully offset by a valuation allowance.

Note 8. COMMITMENTS

On May 8, 2006, the Company signed a definitive Share Purchase Agreement (“SPA”) to purchase 100% of the outstanding shares of PTL Electronics, Ltd. (“PTL”), an electronic manufacturing services company located in British Columbia, Canada. Under the terms of the agreement, the Company will purchase all of the outstanding capital stock and outstanding shareholder loans of PTL for a sum of $6.24 million ($7.0 million CDN). The purchase price consists of $3.12 million ($3.5 million CDN) in cash and $3.12 million ($3.5 million CDN) in convertible debt and equity. At closing, the Company is required to pay $2.67 million ($3 million CDN) in cash, $1.07 million ($1.2 million CDN) in common shares and convertible debentures in the amount of $2.05 million ($2.3 million CDN). Such debentures are non-interest bearing and can be repaid at the option of the Company by conversion into common shares of the Company within nine  months after closing.

The conversion price for repayment of the debenture is based on the equivalent in Canadian funds of eight-five percent (85%) of the Market Price determined as at the date of repayment, provided that such price shall not be less than US$0.35 and not more than US$1.10.  ‘Market  Price” on any date, means the average, during the period of twenty (20) consecutive Trading Days ending on the fifth Trading Day before such date, of the closing prices per share at which the Common Shares have traded on the  OTCBB exchange

A final cash payment in the amount of $445,000 ($500,000 CDN) is payable within nine months after closing. The transaction is subject to financing and customary closing conditions. The transaction has not yet been completed.

Under the terms of the SPA, the Company has until December 31, 2006 to close the PTL transaction.

The Company expects that it will raise the majority of the $2,670,000 ($3,000,000 CDN) required for closing the PTL acquisition through debt financing, such as a secured convertible debenture and/or term loan facility. These financings will commit the Company to various debt and payment obligations.

Note 9.

SUBSEQUENT EVENTS

(a)

The Company received a subscription of 214,286 units at $0.35, for aggregate cash proceeds of $75,000.  Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the warrant holder to purchase one additional share of the Company’s common stock at a price of $0.50 expiring on December 31, 2006.  The units were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exception from registration contained in Section 4(2) of the Securities Act as the units were sold to accredited investors.

(b)

On September 20, 2006, the Board of Directors authorized a $1,500,000 Secured Convertible Debenture Offering (“Debenture Offering”).  The debentures shall carry the following material terms: (i) three year maturity (September 30, 2009), (ii) redeemable by the Company after September 30, 2007, (iii) interest payable at 10% per annum, increasing to up to 14% under certain scenarios described in the debenture; (iv) optional conversion by the holders into an aggregate maximum of 1,949,775 shares of company common stock (subject to adjustment as provided in the debentures) at conversion prices of US$0.65 for the first 33.33% of the outstanding principal obligations, US$0.80 for the next 33.33% of the outstanding principal obligations and US$0.90 for the remaining 33.33% principal obligations, each as of the date of issuance; and (v) a right of first refusal in favor of the Company upon proposed transfers by holders.

The debentures contain common share purchase warrants, which are exercisable for a period of three years from the date of issuance on the following basis: (i) 50% of the shares exercisable under the warrant on the date of issuance will be exercisable at US$0.65 per share; (ii) 50% of the shares exercisable under the warrant on the date of issuance will be exercisable at US$0.80; and (iii) the maximum number of shares into which all of the warrants may be exercised into is 737,700 shares (subject to adjustment as provided for in the warrants).

The funds raised from the Debenture Offering will be applied towards the cash requirement at closing of the acquisition.

As of October 6, 2006, the Company had received $1,430,000 in subscriptions under the Debenture Offering. On October 2, 2006, the Board of Directors approved the increase of the debenture offering from $1,500,000 to $2,250,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A: CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our president and chief executive officer and our chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the fiscal year covered by this report. Based on that evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of such year.

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our current directors and executive directors are as follows:

Name	Age	Position
Blake Ponuick	40	chairman of the board, chief executive officer and president
Walter Kloeble	73	chief financial officer and corporate secretary & treasurer, director
Fraser Atkinson	49	director, audit committee chairman
Marlene Schluter	43	director

Blake Ponuick has been the chief executive officer, president and chairman of the Board of Directors since February 23, 2006 when the company began to implement its new business direction as Moventis Capital, Inc. Mr. Ponuick has more than 18 years of managerial experience including founder & CEO roles with early-stage technology companies. Most recently, Mr. Ponuick was chief marketing officer of Uplink Corporation, a GPS golf management system company. Prior to that, Mr. Ponuick was vice president of sales and marketing for a publicly held recreation technology company where he took the company from development stage to launching sales and distribution channels internationally. Previously, he was founder and chief executive officer of Global Services Network Inc. (GSN), a US-based enhanced telecommunications services provider, where he raised more than $20 million.

Walter Kloeble has been the chief financial officer, corporate secretary and director of the company since February 23, 2006.  Mr. Kloeble has extensive financial management experience in both private and public sector organizations, specializing in working with emerging technology and software companies.  Most recently, Mr. Kloeble has been director of finance for privately-held software company, Techneos Systems, Inc. Prior to Techneos, Mr. Kloeble was CFO for Global Services Network Inc. Mr. Kloeble has held senior management positions with the British Columbia Ministry of Highways and Simon Fraser University (SFU). He holds an MBA and has served as a director with the Society of Certified Management Accountants at the provincial level and was a registered Certified Management Accountant in Canada (CMA) for more than 20 years. Mr. Kloeble has also instructed courses within the SFU accounting program, the CMA program and the Certified General Accountant program.

Fraser Atkinson has been a director of the company, and chair of the audit committee since February 23, 2006. Mr. Atkinson has an extensive financial and technology background, including engagement experience around initial public offerings, regulatory issues, US GAAP and SEC matters with companies listed on the NASDAQ, AMEX, TSX and TSX Venture exchanges. Throughout his career he has advised companies on over 300 financings, including syndicated financings, tax shelters, VCC offerings and ESOP plans.  Currently, Mr. Atkinson is director and CFO for Versatile Systems Inc., as well as a director for a number of private companies. Previously, he was a partner at KPMG, LLP for over 14 years where he advised on client transitions from private companies through to initial public offerings. He has also worked with several technology companies, including Registrars.com (the third largest domain registrar in the world at the time) and Tripeze.com (later sold to Sears). Mr. Atkinson holds a bachelor of commerce degree from the University of British Columbia and is a designated Chartered Accountant.

Marlene Schluter has been a director of the company since October 1997. Ms. Schluter had been the Company’s CFO, corporate secretary and treasurer from October 1997 until February 2006. Marlene Schluter has more than eleven years of finance, securities and investment experience with both private and publicly traded companies. Ms. Schluter also holds both her Canadian and American NASD Series 7 and Series 63 securities licenses and was previously an investment advisor with Yorkton Securities. Ms. Schluter completed a bachelor of education (honors) degree, and a real estate services trading license from the Sauder School of Business at the University of British Columbia.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers to report their ownership of and transactions in the our common stock to the Securities and Exchange Commission (the “SEC”).

Copies of these reports are also to be supplied to us. Specific dates for filing these reports have been established by the SEC, and we are required to report in our annual report any failure of our directors and executive officers to file by the relevant due date any of these reports during fiscal 2006.

Based solely on its review of the copies of the reports received by it, we are not aware of any failure by our executive officers and directors to file on a timely basis any report to be filed by Section 16.

Corporate Governance

Audit Committee

In February 2006, the Board of Directors formed its Audit Committee consisting of Fraser Atkinson, an independent director, Blake Ponuick and Marlene Schluter. The Board of Directors has also determined that each of the Audit Committee members is financially literate and Mr. Atkinson has been designated as the Audit Committee’s chairman and “financial expert.”  A written Charter has been adopted by the Audit Committee is filed as Exhibit 99.1 as part of this report, and is available for viewing free of charge on our website (www.moventiscapital.com). The role of the Audit Committee is to assist the Board of Directors in its oversight of our financial reporting process.

We intend to disclose on our website any amendments to, or waivers of the Audit Committee Charter promptly following the date of such amendments or waivers.

Code of Ethics

We have adopted a Code of Conduct and Ethics which sets forth legal and ethical standards of conduct for our employees, officers and directors. This Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.  Our Code of Ethics is available free of charge on our corporate website (www.moventiscapital.com ).

We intend to disclose on our website any amendments to, or waivers of the Code of Conduct and Ethics promptly following the date of such amendments or waivers.

ITEM 10: EXECUTIVE COMPENSATION

The following table provides a summary of the compensation paid to our executive officers for the periods indicated.

Annual Compensation			Long Term Compensation
			Awards
Name and Principal Position	Year or Periods Ended	Salary ($)	Restricted stock awards ($)	Securities under-lying options/SARS (#)
Blake Ponuick, chairman, CEO & president	2006	$20,000 (1)	$4,125 (3)	650,000
Walter Kloeble, CFO, corporate secretary & treasurer	2006	$8,950 (2)	$300 (4)	175,000

(1)

The cash compensation shown was paid to Axiom Strategy Group, Inc. (Axiom) pursuant to an agreement between the Company and Axiom a company wholly owned by Mr. Ponuick. Mr. Ponuick joined the company as CEO on February 23, 2006.

(2)

The cash compensation shown was paid to WMK Financial Inc. (WMK) pursuant to an agreement between the Company and WMK, a company wholly owned by Mr. Kloeble. Mr. Kloeble joined the company as CFO on February 23, 2006.

(3)

Represents 4,125,000 shares of restricted common shares granted on February 23, 2006 based on an agreement with the Company in June 2005 to provide shares at par value immediately upon completion of filings and effecting name and business plan change from Online Innovation, Inc. to Moventis Capital, Inc.

(4)

Represents 300,000 shares of restricted common shares granted on February 23, 2006 based on an agreement with the Company in June 2005 to provide shares at par value immediately upon completion of filings and effecting name and business plan change from Online Innovation, Inc. to Moventis Capital, Inc.

The following table provides a summary of the options/SAR grants received by our executive officers for the last fiscal year.

Name	Number of securities underlying options/SARS granted (#)	Percent of total options/SARS granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
Blake Ponuick	500,000	27%	$0.35	February 24, 2011
Walter Kloeble	175,000	9%	$0.35	February 24, 2011
Marlene Schluter	100,000	5%	$0.35	February 24, 2011

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our issued and outstanding common stock as of October 10, 2006 by (i) each person who is known to us to be the beneficial owner of more than five percent of the our common stock, (ii) named directors and executive officers, and (iii) all our directors and executive officers as a group:

Name and address of beneficial owner	Amount and nature of beneficial owner (1) (2)	Percent of Class
Blake Ponuick (president, chief executive officer and chairman of the board) 1781 Southmere Crescent White Rock, British Columbia Canada	4,675,000 (3)	17.8%
Walter Kloeble (chief financial officer, corporate secretary and treasurer) #56-5221 Oakmount Crescent Burnaby, British Columbia Canada	394,000 (4)	1.5%
Fraser Atkinson (director, chair of audit committee) Penthouse #2, 141 Water Street Vancouver, British Columbia Canada	1,275,000 (5)	4.8%
Marlene Schluter (director) 7411 East Visao Drive Scottsdale, Arizona United States	2,730,000 (6)	10.5%
Chad Lee 61-12411 Jack Bell Drive Richmond, British Columbia Canada	1,350,000	5.2%
Stanley Ross 7411 East Visao Drive Scottsdale, Arizona United States	3,881,005 (7)	15.0%
Directors, Officers, and beneficial owners of more than five percent of the Company’s common stock as a group (6 people)	14,305,505	53.5%

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3) Includes (i) 250,000 restricted shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following October 10, 2006 and (ii) 4,425,000 restricted shares of common stock.

(4) Includes (i) 87,500 restricted shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following October 10, 2006 and(ii) 300,000 restricted shares of common stock.

(5) Includes (i) 75,000 restricted shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following October 10, 2006 and (ii) 1,200,000 restricted shares of common stock.

(6) Includes (i) 50,000 restricted shares of common stock, which shares are issuable upon the exercise of vested options or options that are to become vested within 60 days following October 10, 2006, (ii) 2,090,000 restricted shares of common stock.

(7) Includes 100,000 restricted shares of common stock.

Securities Offered For Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	1,515,000	$0.37	1,985,000
Equity Compensation Plans Not Approved by Security Holders	Nil	N/A	Nil
Total:	1,515,000	$0.37	1,985,000

Our 2005 Incentive Stock Option Plan (the “Stock Plan”) was approved by a majority of our stockholders on January 24, 2006.  The Stock Plan authorizes the granting of options to purchase up to 3,500,000 of our common shares. Pursuant to the Stock Plan, options may be granted to directors, officers, employees, consultants and other service providers. The exercise price of an option granted must be at least equal to the fair market value of a share of our common stock on the date the option is granted.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a management agreement effective November 1, 1998, the Company paid $2,500 per month increasing to $5,000 per month effective November 1, 2005 to MCS Management Ltd., a company wholly owned by Ms. Marlene C. Schluter, formerly our chief financial officer and corporate secretary and currently a director of the Company, for management services provided to the Company by MCS Management Ltd.  The contract was terminated effective February 23, 2006.

Pursuant to a management agreement effective as of July 1, 1999, the Company paid $2,500 per month to Netgain Management Solutions, Inc., a company wholly-owned by Mr. Lee, the previous president and director of the Company, for management services provided to the Company by Netgain Management Solutions, Inc. This contact was terminated effective February 23, 2006.

Pursuant to a consulting agreement effective August 1, 2002, the Company paid $2,500 per month to Fortune Capital Management Ltd. (Fortune).  On November 1, 2005 a new consulting agreement was signed with Fortune ending April 30, 2006. The Company paid Fortune $7,500 in the month of April 2006, and continues to pay Fortune $7,500 per month on a month-to-month basis.  Fortune Capital Management is owned and controlled by Mr. Stanley Ross, an affiliate of the Company.

The Company pays $5,000 per month to Axiom Strategy Group, Inc., on a month-to-month basis for management services related to the duties performed as the chief executive officer of the Company. Axiom Strategy Group, Inc. is a company owned and controlled by Mr. Blake Ponuick, CEO of the Company.

The Company pays $2,275 per month to WMK Financial, Inc., on a month-to-month basis for management services related to the duties performed by the chief financial officer and corporate secretary of the Company. WMK Financial, Inc., is a company owned and controlled by Mr. Walter Kloeble, CFO of the Company.

During fiscal 2006, in accordance with an Exit Agreement dated February 20, 2006 the Company repaid to Mr. Chad Lee, and Netgain Management Solutions, Inc., a company owned by Mr. Chad Lee, loans in an aggregate amount of $27,660.  Mr. Lee is the former chief executive officer and director of the Company

During fiscal 2006, in accordance with a loan repayment agreement, the Company paid $8,704 of the aggregate $17,407 owed to Ms. Schluter and Snowy Creek Resources Ltd., a company owned by Ms. Schluter. The remaining loan amounts owed to Ms. Schluter and Snowy Creek Resources Ltd. are scheduled to be repaid in installments ending in January 2007. All of these loans are non-interest bearing, unsecured, and are disclosed as current liabilities in the financial statements.

ITEM 13: EXHIBITS

(a) Exhibits

Exhibit 3(i).1[1]:

Certificate of Incorporation dated May 7, 1997.

Exhibit 3(i).2[1]:

Certificate of Amendment dated October 16, 1997.

Exhibit 3(i).3[1]:

Certificate of Amendment dated April 8, 1999.

Exhibit 3(i).4[7]:

Certificate of Amendment dated February 3, 2006.

Exhibit 3(ii).1[1]:

Bylaws of Micro Millennium, Inc.

Exhibit 3(ii).2[3]:

Resolution of the Board of Directors approving amendment to the Bylaws.

Exhibit 10.1[2]:

2005 Incentive Stock Option Plan.

Exhibit 10.2[4]:

Office Lease Agreement dated November 30, 2005 with Windsor Square Project.

Exhibit 10.3[4]:

Mr. Chad Lee’s Indemnity Agreement dated December 1, 2005.

Exhibit 10.4[4][*]:

Consulting Agreement with Fortune Capital Management, Ltd. dated November 1,2005.

Exhibit 10.5[1][*]:

Consulting Agreement with Netgain Management Solutions, Inc. dated November 1, 1999.

Exhibit 10.6[1][*]:

Consulting Agreement with MCS Management, Inc. dated November 1, 1998.

Exhibit 10.5[3]:

Mr. Chad Lee’s Exit Agreement dated February 20, 2006.

Exhibit 10.6[5]:

PTL Acquisition Share Purchase Agreement dated May 10, 2006.

Exhibit 16.1[6]:

Letter on Change in Certifying Accountant dated August 28, 2006.

Exhibit 31.1[7]:

Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 31.2[7]:

Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

Exhibit 32.1[7]:

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

Exhibit 32.2[7]:

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

Exhibit 99.1[7]:

Audit Committee Charter.

[1] Incorporated by reference from the Registration Statement on Form 10SB filed by the Company with the Commission on February 1, 2000.

[2] Incorporated by reference from Schedule 14-C filed by the Company with the

Commission on January 3, 2006.

[3] Incorporated by reference from the Form 8-K filed by the Company with the Commission on February 24, 2006.

[4] Incorporated by reference from the Form 10QSB filed by the Company with the Commission on February 17, 2006.

[5] Incorporated by reference from the Form 8-K filed by the Company with the Commission on May 16, 2006.

[6] Incorporated by reference from the Form 8-K filed by the Company with the Commission on August 30, 2006.

[7] Filed herewith.

[*] Compensatory plan, management contract or arrangement.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of August 28, 2006 Smythe, Ratcliffe LLP is the Company’s independent registered public accountant. Services provided to us by Smythe, Ratcliffe LLP were the audit of our financial statements for the 2006 fiscal year period. Prior to Smythe, Ratcliffe LLP becoming our independent registered public accounting firm, Moen and Company were ourindependent registered public accounting firm of record, a change that was precipitated by the retirement of the principal of Moen and Company, effective August 28, 2006. These changes were disclosed to the SEC in an 8-K dated August 28, 2006.

The aggregate fees billed for professional services by Moen & Company in 2006 and 2005 for these accounting services were:

Type of Fees	2006	2005
Audit Fees	$7,058	$ 12,000
Audit Related Fees	$ 0	$ 0
Tax Fees	$ 0	$ 0
All other Fees	$ 0	$ 0
Total of all Fees	$ 7,058	$ 12,000

The Company’s current independent registered public accountants, Smythe, Ratcliffe LLP, did not submit any bills for services during fiscal 2006. The following table details the aggregate fees estimated by Smythe, Ratcliffe LLP, our independent registered public accountant, for fiscal 2006, for its services in connection with the audit of our financial statements for fiscal 2006:

Type of Fees	2006
Audit Fees	$15,000
Audit Related Fees	$ 0
Tax Fees	$ 0
All other Fees	$ 0
Total of all Fees	$15,000

In the above tables, in accordance with new SEC definitions and rules, “audit fees” are the fees we paid to our independent registered public accountants of record for professional services for the audit of our financial statements included in our Annual Report on Form 10-KSB and review of financial statements included in our Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit related fees” are fees billed by our independent registered public accountant of record for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, accounting consultations and Sarbanes-Oxley, Section 404 consultations; “tax fees” are fees for tax compliance, tax advice and assistance with tax audits of which there were none during fiscal 2006 and fiscal 2005; “all other fees” are fees billed by the independent registered accountants of record to us for any services not included in the first three categories of which there were none during fiscal 2006 and fiscal 2005.

It is the policy of the audit committee to pre-approve all services to be performed by the independent registered public accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of White Rock, British Columbia, Canada, on October 13, 2006.

MOVENTIS CAPITAL, INC.

By:	/s/ Blake Ponuick
Blake Ponuick,
President, Chief Executive Officer and Director

By:	/s/ Walter Kloeble
Walter Kloeble,
Chief Financial Officer, Corporate Secretary & Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below on October 13 2006.

Signature	Title

/s/ Blake Ponuick	President, Chief Executive Officer and Director
Blake Ponuick	(Principal Executive Officer)

/s/ Walter Kloeble	Chief Financial Officer, Corporate Secretary & Treasurer and Director
Walter Kloeble	(Principal Financial and Accounting Officer)

/s/ Fraser Atkinson	Director
Fraser Atkinson

/s/ Marlene Schluter	Director
Marlene Schluter