Form 10QSB
period 2006-09-30
MOVENTIS CAPITAL, INC.
filed 2006-11-13
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2006

□ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number:	0-29285

MOVENTIS CAPITAL, INC.
(Name of Small Business Issuer in its charter)

Delaware	52-2058364
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

Suite 304, 1959-152 Street, White Rock, British Columbia V4A 9P3
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
Yes [x] No □

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act:
Yes □  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
YES □  NO □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 10, 2006, the registrant’s outstanding common stock consisted of 26,067,738 shares.

Transitional Small Business Disclosure Format (Check one): YES □  NO [X]

MOVENTIS CAPITAL, INC.

INDEX TO FORM 10QSB

		PAGE NO.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F1

Item 2.	Management Discussion and Analysis or Plan of Operation	4

Item 3.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		18

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

- F1 -

MOVENTIS CAPITAL, INC.

(A Delaware Corporation)

(A Development Stage Company)

Balance Sheets

September 30, 2006 (unaudited – prepared by management) and June 30, 2006 (audited)

(In U.S. Dollars)

	September 30,
	2006
	(Unaudited – Prepared by Management)	June 30, 2006 (Audited)

ASSETS

Current Assets
Cash	$75,830	$96,218
Cash- debentures subscription (Note 7(b))	1,191,181	-
Prepaid expenses	12,916	12,926
GST receivable	3,308	6,585
TOTAL CURRENT ASSETS	$1,283,235	$115,729

Property and Equipment (Note 3)	$13,174	$9,352

TOTAL ASSETS	$1,296,409	$125,081

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$173,599	$115,585
Due to related parties (Note 4)	34,720	10,733
Liability- debentures subscription (Note 7(b))	1,191,181	-
TOTAL CURRENT LIABILITIES	$1,399,500	$126,318

Stockholders' Equity
Capital stock (Note 5)
Authorized:
75,000,000 common shares at $0.001 par value per share
Issued and outstanding – 26,067,738 common shares,
(June 30,2006- 20,679,166) par value	$26,067	$25,853
Additional paid in capital	4,051,011	3,941,006

Accumulated deficit from prior operations (Note 1(c ))	(3,964,151)	(3,964,151)
Other comprehensive loss	(3,945)	(3,945)
Deficit from current operations (Note 1(c))	(212,073)	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(103,091)	(1,237)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,296,409	$125,081

Commitments (Note 5)
Subsequent Events (Note 8)

The accompanying notes are an integral part of these financial statements

- F2 -

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Operations
(In U.S. Dollars)
(Unaudited - Prepared by Management)

	Three Months Ended
	September 30,
	2006	2005
General and Administrative Expenses
Amortization of computer software-
development stage costs	$-	$37,500
Compensation on stock option	35,219	-
Computer technology and software development-
preliminary development stage costs	-	2,139
Depreciation - fixed assets	688	3,469
Filing and transfer agent fees	1,257	1,175
Management and consulting fees	74,000	48,861
Office expenses, net	15,974	3,872
Payroll costs	8,727	-
Professional fees	55,096	5,833
Promotion, investor relations,
and investor communications	19,331	-
Travel expenses	1,781	17,507
Website marketing	-	1,250
Total General and Administration Expenses	$212,073	$121,606

Interest and other income	$-	$375

Net Loss for the Period	$(212,073)	$(121,231)

Other Comprehensive Income (Loss)	$-	$-

Comprehensive Loss	$(212,073)	$(121,231)

Weighted Average Number of Shares	25,960,595	21,679,166

Net Loss per Common Share
Basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

- F3 -

MOVENTIS CAPITAL, INC.
(A Delaware Corporation)
(A Development Stage Company)
Statements of Cash Flows
(In U.S. Dollars)
(Unaudited - Prepared by Management)

	Three Months Ended
	September 30,
	2006	2005

Operating Activities
Net profit (loss) for the period	$(212,073)	$(121,231)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Stock options- compensation and other expenses	35,219	-
Depreciation- fixed assets	688	3,469
Amortization of computer software	-	37,500
Changes in operating assets and liabilities, net of
effects from acquired companies
Prepaid expenses	3,287	-
Accounts payable and accrued liabilities	58,014	(8,570)
Management fees payable	-	5,000
Net cash used in operating activities	$(114,865)	$(84,726)
Investing Activities
Purchases of fixed asset	(4,510)	-
Net cash used in investing purposes	$(4,510)	$-
Financing Activities
Capital stock subscribed for cash	75,000	179,000
Convertible notes payable	-	(50,000)
Loans from related parties	23,987	-
Cash- debenture subscriptions	1,191,181	-
Net cash provided by financing activities	$1,290,168	$129,000
Cumulative currency translation adjustments	-	-
Cash Increase (Decrease)
During the Period	1,170,793	44,274
Cash, Beginning of Period	96,218	20,522
Cash, End of Period	$1,267,011	$64,796

Supplemental Information
Interest paid	$-	$-
Non-cash investing and financing activity		-
Shares issued for debt	-	-
Shares issued for service	-	-

The accompanying notes are an integral part of these financial statements

- F4 -

MOVENTIS CAPITAL, INC.

(A Delaware Corporation)

(A Development Stage Company)

Statements of Stockholders' Equity

For Period from June 30, 2003 to September 30, 2006

(In U.S. Dollars)
(Unaudited - Prepared by Management)

					Other
	Number of		Additional	Retained	Comprehensive	Total
	Common	Par	Paid-in	Earnings	Income	Stockholders'
	Shares	Value	Capital	(Deficit)	(Loss)	Equity
Balance, June 30, 2003	15,630,000	15,630	2,645,220	(2,381,230)	1,400	281,020
Issued for cash @ $0.15
November 1, 2003	700,000	700	104,300			105,000
Issued for cash @ $0.15
December 31, 2003	50,000	50	7,450			7,500
Issued for notes payable
January 4, 2004	624,166	624	61,793			62,417
Net loss for year ended
June 30, 2004				(368,931)		(368,931)
Cumulative currency translation adjustments					(9,190)	(9,190)
Balance, June 30, 2004	17,004,166	17,004	2,818,763	(2,750,161)	(7,790)	77,816
Warrants exercised @$0.15	250,000	250	37,250			37,500
Issued for cash @$0.39	15,000	15	5,846			5,861
Issued for management fees payable
May 23, 2005	850,000	850	84,150			85,000
Issued for accounts payable	220,000	220	21,497			21,717
May 23, 2005
Issued for management fees payable
May 23, 2005	820,000	820	81,180			82,000
Issued for accounts payable
May 23, 2005	1,310,000	1,310	128,745			130,055
Issued for convertible notes payable
May 23, 2005	210,000	210	24,790			25,000
Net loss for the year ended
June 30, 2005				(474,118)		(474,118)
Balance, June 30, 2005	20,679,166	20,679	3,202,221	(3,224,279)	(7,790)	(9,169)
Issued for cash @ $0.10	2,000,000	2,000	198,000			200,000
Issued for cash @ $0.10	900,000	900	89,100			90,000
Issued for management fees payable @ $0.10	250,000	250	24,750			25,000
Issued for cash @ $0.15	1,310,000	1,310	195,190			196,500
Issued for services	6,000,000	6,000	0			6,000
Issued for cash @ $0.15	500,000	500	74,500			75,000
Cancellation of shares	(6,000,000)	(6,000)	6,000			0
Issued for cash @ $0.35	214,286	214	74,786			75,000
Additional paid in capital from option grants			76,459			76,459
Net loss for the period ended
June 30, 2006				(739,872)	3,845	(736,027)
Balance June 30, 2006	25,853,452	25,853	3,941,006	(3,964,151)	(3,945)	(1,237)
Issued for cash @ $0.35	214,286	214	74,786			75,000
Additional paid in capital from option grants			35,219			35,219
Net loss for the period ended
September 30, 2006				(212,073)	-	(212,073)
Balance, September 30, 2006	26,067,738	26,067	4,051,011	(4,176,224)	(3,945)	(103,091)

The accompanying notes are an integral part of these financial statements

- F5 -

MOVENTIS CAPITAL, INC.

(A Delaware Corporation)

(A Development Stage Company)

Notes to Financial Statements

September 30, 2006

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

c)

Going Concern.  These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company incurred losses from inception to June 30, 2006 of $3,964,151 under its previous business models.

From July 1, 2006 to September 30, 2006 the company incurred a loss of $212,073 under its new business plan, for a cumulative deficit of $4,176,224.  This deficit, coupled with a working capital deficit of $116,265 emphasizes the need for the Company to obtain additional funding if it is to continue as a going concern.  Management is in the process of identifying sources of funds which are anticipated to be raised through the issuance of common shares and/or convertible debentures and warrants.

Note 2.

SIGNIFICANT ACCOUNTING POLICIES

(a)

Basis of Presentation. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s June 30, 2006 Form 10-KSB.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2006 and June 30, 2006 and the consolidated results of operations and the consolidated statements of cash flows for the three months ended September 30, 2006 and 2005.  The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

Note 3.

PROPERTY AND EQUIPMENT

The Company depreciates its property and equipment using the declining-balance basis at the rates of 30% for computers and 20% for furniture.  The costs and accumulated depreciation are as follows:

	September 30,
	2006	2005
Computers	$126,105	$117,089
Furniture	3,929
	130,034	117,089
Accumulated depreciation	(116,860)	(115,495)
Net balance	$13,174	$1,594

- F6 -

Note 4.

RELATED PARTY TRANSACTIONS

Amounts owing to related parties as at September 30 are as follows:

	2006	2005
Netgain Management Solutions, Inc. [1]	$-	$7,660
Chad D. Lee	-	20,000
Snowy Creek Resources Ltd. [2]	2,469	7,407
Marlene C. Schluter [2]	3,333	10,000
WMK Financial Inc. [3]	7,155	-
Axiom Strategy Group, Inc [3]	6,763	-
Fortune Capital Management Ltd[3]	15,000	-
	$34,720	$45,067

[1]   Netgain Management Solutions, Inc., is a company owned by Chad D. Lee, former chief executive officer and director of the Company.  The amounts were paid during fiscal 2006.

[2]   Snowy Creek Resources Ltd. is a company owned by Ms. Marlene C. Schluter, director and a shareholder of the company. The loans from Snowy Creek Resources Ltd. and Ms. Marlene C. Schluter are scheduled to be paid back by the Company in installments ending in January 2007. All of these loans are non-interest bearing, are unsecured, and are disclosed as current liabilities in these financial statements.

[3]   The amounts owing to the other related parties are pursuant to arrangements as outlined below:

(i)  The company pays $2,275 per month to WMK Financial Inc. (WMK) on a month-to-month basis for management services related to the duties performed as the chief financial officer of the company.  WMK is a company owned and controlled by Mr. Walter Kloeble, CFO of the Company.

(ii)   The Company pays $5,000 per month to Axiom Strategy Group, Inc. (Axiom), on a month-to-month basis for management services related to the duties performed as chief executive officer of the Company.  Axiom is a company owned and controlled by Mr. Blake Ponuick, CEO of the Company.

(iii)   The Company pays $7,500 per month to Fortune Capital Management (Fortune) on a month-to-month basis for consulting services.  Fortune is a company owned and controlled by Mr. Stanley Ross, an affiliate of the Company.

Note 5.

CAPITAL STOCK

a)

Authorized: 75,000,000 common shares at $0.001 par value per share.

b)

Warrants issued and outstanding are as follows:

	Number of Shares	Exercise Price	Maturity Date
Jillian Henderson	15,000	$0.50	October 14, 2006
JMS Capital Partners LLC [1]	428,572	$0.50	December 31, 2006
Warrants outstanding as at September 30, 2006	443,572	$0.50 [2]

	Number of Shares	Exercise Price[2]
Warrants outstanding June 30, 2006	229,286	$0.50
Warrants Issued	214,286	$0.50
Warrants outstanding September 30, 2006	443,572	$0.50

c)

The Company during the three months ended at September 30, 2006 expensed $35,219 in stock based compensation.  This expense is attributed to the 1,515,000 options which have been issued under the Incentive Stock Option Plan.  No new options were issued or exercised during the three month period ended at September 30, 2006.

- F7 -

[1]

On September 30, 2006, pursuant to a prior commitment, the Company issued 214,286 units at $0.35 for aggregate cash proceeds of $75,000. Each unit consisted of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the warrant holder to purchase one additional share of the Company’s common stock at a price of $0.50 with an expiry date of December 31, 2006. The units and the shares issuable upon exercise of the Warrants are exempt pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

[2]

Exercise price for total outstanding warrants is the weighted average price.

Note 6.

COMMITMENTS

On May 8, 2006, we signed a definitive Share Purchase Agreement to purchase 100% of the outstanding shares of PTL Electronics Ltd. (“PTL”), an electronic manufacturing services company located in British Columbia, Canada. Under the terms of the agreement, we will purchase all of the outstanding capital stock and outstanding shareholder loans of PTL for a sum of $6,240,000 ($7,000,000CDN). The purchase price consists of $3,120,000 ($3,500,000 CDN) in cash and $3,210,000 ($3,500,000 CDN) in convertible debt and equity. At closing, the Company is required to pay $2,670,000 ($3,000,000 CDN) in cash, $1,070,000 ($1,200,000 CDN) in common shares and convertible debentures in the amount of $2,050,000 ($2,300,000 CDN). Such debentures are non-interest bearing and can be repaid at the option of the Company by conversion into common shares of the Company within nine months after closing.

The conversion price for repayment of the debenture is based on the equivalent in Canadian funds of eight-five percent (85%) of the Market Price determined as at the date of repayment, provided that such price shall not be less than US$0.35 and not more than US$1.10.  ‘Market  Price” on any date, means the average, during the period of twenty (20) consecutive Trading Days ending on the fifth Trading Day before such date, of the closing prices per share at which the Common Shares have traded on the Over-the-Counter Bulletin Board (OTCBB).

A final cash payment in the amount of $445,000 ($500,000 CDN) is payable within nine months after closing. The transaction is subject to financing and customary closing conditions. The transaction has not yet been completed.

Under the terms of the SPA, the Company has until December 31, 2006 to close the PTL transaction.

The Company expects that it will raise the majority of the $2,670,000 ($3,000,000 CDN) required for closing the PTL acquisition through debt and equity securities, such as common stock, warrants, secured convertible debentures, secured and unsecured promissory notes and term loans. These financings will commit the Company to various payment obligations.

Note 7.

CONVERTIBLE SECURED DEBENTURES AND WARRANTS

(a)

Description of Convertible Secured Debenture

The Company has entered into multiple units consisting of convertible secured debentures and common share purchase warrants.  These debentures are subject to the company closing the purchase of PTL Electronics Ltd. which as at September 30, 2006 has not yet occurred.  As of November 10, 2006, the Company has received an aggregate of $1,410,000 in subscriptions under the $2,500,000 convertible debenture offering.

Each unit is comprised of (i) a convertible secured debenture with principal face increments of $25,000 and (ii) 12,295 common share purchase warrants for each $25,000. Each $25,000 increment of the debentures is initially convertible into 32,493 shares of the Company’s common shares at any time after the issuance of the debentures as follows:

a.

One-third of each $25,000 increment of the debentures is convertible at a price of US$0.65 per Share into 12,819 common shares;

b.

One-third of each $25,000 increment of the debentures is convertible at a price of US$0.80 per Share into 10,416 common shares; and

c.

One-third of each $25,000 increment of the debentures is convertible at a price of US$0.90 per Share into 9,258 common shares.

Each $25,000 increment of debenture units entitles the purchaser to purchase 12,295 additional common shares for a period of three years from the closing date of the debenture.  6,147 of the warrants will have an exercise price of US$0.65; and 6,148 of the warrants will have an exercise price of US$0.80.

The debentures contain the following material provisions:

(i)

mature September 30, 2009,

(ii)

interest payable, semi annually, at 10% per annum in cash, increasing to a maximum of 14% in the event that the Company issues debt at a higher interest rate to a senior lender under certain circumstances,

(iii)

the Company has right of first refusal upon proposed transfers by debenture holders,

(iv)

the interest rate increases by 2% per annum in the event that the daily volume weighted average price (the “VWAP”) of the Company’s common shares does not exceed US$0.75 per share for the ten trading days immediately preceding September 30, 2007.  If the interest rate on the debentures has

- F8 -

previously increased as a result of the third party institutional investor adjustment outlined above, then no further increase of the interest will be made in respect to the VWAP.

As of November 10, 2006, the Company has received an aggregate of $1,635,000 in subscriptions which at the option of the Debenture holders could be converted into the Company’s common stock as follows:

Principal Dollar Amount of Subscribed Debentures	Conversion Price	Aggregate Number of Common Shares Convertible by Debenture Holders
$ 544,978.20	US$0.65	838,428
$ 544,965.12	US$0.80	681,206
$ 545.056.68	US$0.90	573,743

At the closing of the PTL Electronics Ltd. acquisition, the Company will issue to the debenture purchasers, warrants to purchase an aggregate of 804,092 of the Company’s common stock with exercise prices as follows:

Exercise Price	Aggregate Number of Common Shares exercisable by Debenture holders
US$0.65	402,079
US$0.80	402,013

(b)

Cash- Debenture Subscriptions

As of September 30, 2006 the Company has on deposit $1,191,181 with the Bank of Montreal.  These are amounts paid toward the purchase of the debentures and the proceeds of which will be used to complete the acquisition of PTL Electronics Ltd.  The deposits bear interest at an average rate of 3% per annum and may be accessed on short notice.  They are separated from operational funds as they are specifically earmarked for the acquisition.  An offsetting liability is recorded under Short Term Liabilities.

Note 8

SUBSEQUENT EVENTS

(a)

Unsecured $500,000 Loan Transaction

On October 18, 2006, the Board of Directors authorized the issuance of a $500,000 unsecured loan (the “Loan”) to Vision Capital Advisors LLP, through its Vision Opportunity Master Fund, Ltd. (“Vision”).  The Company is required to make ten blended monthly installments of principal and interest of $52,319.25 commencing on November 19, 2006 and payable on the same day of each successive month until August 19, 2007.

The Loan carries an interest rate of 10% per annum for the term of the loan which is ten months.  Any monthly installment payments that are not paid on or before the due date will accrue interest at 14% per annum until such past due interest and principal is paid.  In connection with the Loan, the Company also issued to Vision warrants to purchase 2,000,000 shares of the Company’s common stock within five years of the date of the warrants.  The exercise prices for the warrants are as follows:

Exercise Price	Number of shares of common stock
US$0.65	First 1,000,000
US$1.00	Remaining 1,000,000

The Company has also agreed to file to a registration statement by September 30, 2007 to register the shares of common stock underlying the warrants, and to use best efforts to have such registration statement declared effective by the Securities and Exchange Commission no later than February 5, 2008.

The Company paid to Joseph Capital LLP., a commission that consisted of $35,000 cash and warrants to purchase 193,846 shares of the Company’s common stock within five years of the date of the warrants.  The exercise prices for the warrants are as follows:

Exercise Price	Number of shares of common stock
US$0.65	123,846
US$1.00	70,000

(b)

Unsecured $150,000 Loan Transaction

On November 3, 2006, the Company entered into a $150,000 unsecured loan transaction (the “FWP Loan”) with FWP Acquisition Corp. (“FWP”) pursuant to a promissory note.  Fraser Atkinson, a director of Moventis Capital, Inc. is the President and a major shareholder of FWP.  Under such promissory note, the Company is required to make ten blended monthly installments of principal and interest of $17,736.23 commencing on December 3, 2006 and payable on the same day of each successive month until September 3, 2007.

- F9 -

The FWP Loan carries an interest rate of 10% per annum for the term of the loan which is ten months.  Any monthly installment payments that are not paid on or before the due date will accrue interest at 14% per annum until such past due interest and principal is paid.  In connection with the FWP Loan, the Company also issued to FWP, warrants to purchase 600,000 shares of the Company’s common stock within five years of the date of the warrants.  The exercise prices for the warrants are as follows:

Exercise Price	Number of shares of common stock
US$0.65	First 300,000
US$1.00	Remaining 300,000

The Company has also agreed to file to a registration statement by September 30, 2007 to register the shares of common stock underlying the warrants, and to use best efforts to have such registration statement declared effective by the Securities and Exchange Commission no later than February 5, 2008.

(c)

Unsecured $200,000 Loan Transaction

On November 3, 2006, the Company entered into a $200,000 unsecured loan transaction (the “Bridge Loan”) with Stephen Pasquan (the “Lender”) pursuant to a promissory note.  Under such promissory note, the Company is required to make one payment of principal and interest of $202,465.75 forty-five (45) days from receipt of funds. -

The Bridge Loan carries an interest rate of 10% per annum for the term of the loan which is 45 days.  Any monthly installment payments that are not paid on or before the due date will accrue interest at 14% per annum until such past due interest and principal is paid.  In connection with the Bridge Loan, the Company also issued to the Lender, warrants to purchase 125,000 shares of the Company’s common stock within five years of the date of the warrants.  The exercise prices for the Warrants are $0.65.

The issuances of the promissory notes, convertible debentures, warrants and shares issuable upon conversion of the convertible debentures and upon exercise of the warrants discussed in this Note 8 are exempt pursuant to provisions of the Securities Act of 1933, as amended (the "Act"), provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

- F10 -

Item 2 – Management’s Discussion and Analysis or Plan of Operation

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

Business Strategy

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

We do not have sufficient funds for the acquisition of target companies but expect that we will fund the acquisitions of target companies most often through a combination of cash and/or equity, using stock as currency for acquisitions. We expect that when we identify a target company, in order to raise sufficient capital for the acquisition, we will do acquisition-specific private placement offerings of shares and/or debt based on the revenue, profitability and assets of target companies. We expect to have a preference for target companies that will be amenable to accepting a majority of equity or debt from us as consideration for their purchase. We believe this may be more acceptable to private target companies which do not have clear liquidity, succession strategies, or the potential for same.

On May 8, 2006, we signed a definitive Share Purchase Agreement to purchase 100% of the outstanding shares of PTL Electronics Ltd. (“PTL”), an electronic manufacturing services company located in British Columbia, Canada. Under the terms of the agreement, we will purchase all of the outstanding capital stock and outstanding shareholder loans of PTL for a sum of $6,240,000 ($7,000,000CDN). The purchase price consists of $3,120,000 ($3,500,000 CDN) in cash and $3,210,000 ($3,500,000 CDN) in convertible debt and equity. At closing, the Company is required to pay $2,670,000 ($3,000,000 CDN) in cash, $1,070,000 ($1,200,000 CDN) in common shares and convertible debentures in the amount of $2,050,000 ($2,300,000 CDN). Such debentures are non-interest bearing and can be repaid at the option of the Company by conversion into common shares of the Company within nine months after closing.

The conversion price for repayment of the debentures is based on the equivalent in Canadian funds of eight-five percent (85%) of the market price determined as at the date of repayment, provided that such price shall not be less than US$0.35 and not more than US$1.10.  The market price” on any date, means the average, during the period of twenty (20) consecutive trading days ending on the fifth trading day before such date, of the closing prices per share at which the Company's common shares have traded on the OTCBB.

A final cash payment in the amount of $445,000 ($500,000 CDN) is payable within nine months after closing. The transaction is subject to financing and customary closing conditions. The transaction has not yet been completed.

Under the terms of the PTL Share Purchase Agreement, the Company has until December 31, 2006 to close the PTL acquisition.

Risk Factors

Investing in our securities involves a high degree of risk.  You should carefully consider the following risk factors, and other information included or incorporated by reference into this report, including our financial statements and the related notes thereto.  You should carefully review and consider all of the risk factors set forth in “Item 1A, Risk Factors” of our Form 10-KSB for the period ending June 30, 2006.  However, the risk factors set forth below and in the Form 10-KSB are not the only risks that we may face.  Additional risks and uncertainties that we do not presently know about, or have yet to identify, may also adversely affect our business.  Our business, operating results and financial condition could be seriously harmed and you could loose your entire investment by the occurrence of any of the following risks, or by unforeseen risks not listed below or in our Form 10-KSB.

Our ownership by directors and officers.

As of November 10, 2006, our officers, directors and affiliates collectively beneficially owned approximately 12,955,005 shares, or 49.7% of our outstanding Common Stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Inability to continue business as a going concern.

Our financial statements for fiscal 2006, were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. We may not be able to raise additional capital or achieve profitability and as a consequence may not be able to meet our liabilities and commitments in the normal course of business, which would jeopardize our ability to continue business operations in accordance with our business plan.

The notes to our audited financial statements disclose that there is doubt about our ability to continue as a going concern. From July 1, 2006 to September 30, 2006 the company incurred a loss of $212,073 under its new business plan, for a cumulative deficit of $4,176,224.  This deficit, coupled with a working capital deficit of $116,265 emphasizes the need for the Company to obtain additional funding if it is to continue as a going concern.  Management is in the process of identifying sources of funds which are anticipated to be raised through the issuance of common shares and/or convertible debentures. Our financial condition raises doubt as to our ability to continue operations without additional equity or debt financing as described in the explanatory paragraph of the report of our independent auditor and note 1(c) of our financial statements. The presentation of our financial statements assumes that we will continue as a going concern and our assets and liabilities are recorded on the basis that the business will continue for the foreseeable future. In order to continue as a going concern, we must carry out our business plan and achieve profitability, which may not occur in the foreseeable future. If we are unable to continue as a going concern, the proceeds from the liquidation of our assets may not be sufficient to discharge our liabilities as they become due, placing us at risk of legal proceedings, including bankruptcy proceedings, being initiated by our creditors. Our inability to continue as a going concern will result in a significant loss of value of our common stock.

Our Common Stock

Our common stock trades in the over-the-counter market on the OTCBB under the trading symbol "MVTS.OB".

Competition

We are new to the acquisition marketplace and as such may face strong competition from entities with similar business goals and stronger competitive positions in the markets we will be active in. Our competitors include private equity funds, venture capital funds, leveraged buyout funds, hedge funds, other merger and acquisition firms, private investors and investment banks, having a business objective similar to ours. Many of these entities are well established, have substantial funds or immediate access to funds, and have extensive experience in identifying and effecting business acquisitions directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential targets that we could acquire, our ability to compete in acquiring certain targets will be limited by our available financial resources or willingness of targets to accept equity as a form of currency. This inherent competitive limitation gives others an advantage in pursuing acquisition targets.  Further:

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

Government Regulation

Some aspects of our future operations may be subject to supervision and regulation by state, provincial and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. Those items include, but are not limited to: acquisition targets may have some licensing requirements in some jurisdictions, the governance of any secured transactions we may enter into, privacy issues, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, and information security. Such future regulations may end up having a material adverse affect on our business.

Employees and Consultants

We have one full-time and one-part time employee. We currently retain management consultants for services related to our administration, management and business development.

Cash Requirements

As of September 30, 2006, we had a working capital deficit of $116,265 which requires us to arrange additional financing in order to fund our business activities.  Continual business operational efforts will be dependent on our ability to raise such additional financing.  As of November 10, 2006, we have raised an aggregate of $2,485,000 gross proceeds from the subscription of a variety of privately placed secured, unsecured and convertible promissory notes and warrants. Specific plans related to any future acquisitions which may occur in the upcoming months will be devised once financing has been completed and management knows what funds will be available for these purposes.  We intend to use available finances to fund ongoing operations. Funds will be utilized for general and administrative expenses, business development and marketing.

Our financial statements for this fiscal period were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our financial condition raises serious doubt as to our ability to continue operations without additional equity or debt financing. Our ability to raise additional capital through debt and equity financing is presently uncertain.

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

Accrued Operating Deficit. We have been involved in prior business activities that required capital for product development, marketing and systems. The activities accumulated a deficit of $3,964,151.  The deficit from current operations (July 1, 2006 to September 30, 2006) of $212,073 has accumulated under the business acquisition model.

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

Results of operations for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Revenue:  We had no revenue during the three months ended September 30, 2006 and September 30, 2005.

General and Administrative Expenses.  For the period ended September 30, 2006, general and administrative expenses were $212,073 as compared to $121,606 for the period ended September 30, 2005. This was an increase of $90,467 or 74%. The $212,073 in general and administration expenses in the period covered by this report includes $35,219 in non-cash stock-based compensation pursuant to SFAS 123R.  The significant increase in expenses resulted from increased office expenses, compensation, professional fees, investor communications programs, in addition to costs and professional fees associated with due diligence related to the pending acquisition of PTL Electronics, Ltd.

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

Current material commitments for capital expenditures.   On May 8, 2006 the Company entered into an agreement to acquire PTL Electronics Ltd., an electronics contract manufacturing company for $6,240,000 ($7,000,000 CDN) which we believe will close in November 2006.

In order to close the PTL acquisition, the Company has entered into a variety of material commitments for an aggregate of $2,260,000 gross proceeds from the subscription of privately placed common stock, warrants, and secured, unsecured and convertible promissory notes. As of November 10, 2006 these commitments include the following:

(a) $1,410,000 in secured convertible debentures, maturing September 30, 2009,

(b) $650,000 in unsecured promissory notes with 10 month repayment schedules,

(c) an unsecured $200,000 promissory note with a 45 day repayment schedule.

Sources and Uses of Cash

Operating Activities.  As of September 30, 2006 we had $75,830 in non-restricted cash as compared to $96,218 in cash at June 30, 2006. The primary use of our cash flow is operations. Operating cash outflows include payments to vendors including consultants, office rent, services and supplies. Factors that impact our operating earnings that do not impact cash flows include depreciation and amortization as well as share based compensation. Changes in working capital generally correspond to operating activity. During the last fiscal period our operating cash flow was impacted by the expenses related to the change in business direction including the payment of obligations related to finalizing the previous business operations, moving of the head office, increased legal and accounting fees and costs associated with the due diligence and agreement to acquire PTL.

Investing Activities. Cash used for investing activities generally reflects the acquisition of assets. There was no cash used for investing activities during the period covered by this report.

Financing Activities. We typically receive funds from the sale of our common stock and the proceeds of debt. We disburse these funds primarily to finance operations and reduce debt in accordance with normal repayment terms. During the fiscal period covered by this report and pursuant to a prior commitment, we sold 214,286 units at $0.35, for aggregate cash proceeds of $75,000.  Each unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the warrant holder to purchase one additional share of our common stock at a price of $0.50 expiring on December 31, 2006.  The units and the shares issuable upon exercise of the warrants are exempt pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

The Company has entered into multiple units consisting of convertible secured debentures and common share purchase warrants.  These debentures are subject to the company closing the purchase of PTL Electronics Ltd. which as at September 30, 2006 has not yet occurred.  As of November 10, 2006, the Company has received an aggregate of $1,410,000 in subscriptions under the $2,500,000 convertible debenture offering.

Each unit is comprised of (i) a convertible secured debenture with principal face increments of $25,000 and (ii) 12,295 common share purchase warrants for each $25,000. Each $25,000 increment of the debentures is initially convertible into 32,493 shares of the Company’s common shares at any time after the issuance of the debentures as follows:

a)

One-third of each $25,000 increment of the debentures is convertible at a price of US$0.65 per Share into 12,819 common shares;

b)

One-third of each $25,000 increment of the debentures is convertible at a price of US$0.80 per Share into 10,416 common shares; and

c)

One-third of each $25,000 increment of the debentures is convertible at a price of US$0.90 per Share into 9,258 common shares.

Each $25,000 increment of debenture units entitles the purchaser to purchase 12,295 additional common shares for a period of three years from the closing date of the debenture.  6,147 of the warrants will have an exercise price of US$0.65; and 6,148 of the warrants will have an exercise price of US$0.80.

The debentures contain the following material provisions:

(i)

mature September 30, 2009,

(ii)

interest payable, semi annually, at 10% per annum in cash, increasing to a maximum of 14% in the event that the Company issues debt at a higher interest rate to a senior lender under certain circumstances,

(iii)

the Company has right of first refusal upon proposed transfers by debenture holders,

(iv)

the interest rate increases by 2% per annum in the event that the daily volume weighted average price (the “VWAP”) of the Company’s common shares does not exceed US$0.75 per share for the ten trading days immediately preceding September 30, 2007.  If the interest rate on the debentures has previously increased as a result of the third party institutional investor adjustment outlined above, then no further increase of the interest will be made in respect to the VWAP.

As of November 10, 2006, the Company has received an aggregate of $1,635,000 in subscriptions which at the option of the Debenture holders could be converted into the Company’s common stock as follows:

Principal Dollar Amount of Subscribed Debentures	Conversion Price	Aggregate Number of Common Shares Convertible by Debenture Holders
$ 544,978.20	US$0.65	838,428
$ 544,965.12	US$0.80	681,206
$ 545.056.68	US$0.90	573,743

At the closing of the PTL Electronics Ltd. acquisition, the Company will issue to the debenture purchasers, warrants to purchase an aggregate of 804,092 of the Company’s common stock with exercise prices as follows:

Exercise Price	Aggregate Number of Common Shares exercisable by Debenture holders
US$0.65	402,079
US$0.80	402,013

Off Balance Sheet Arrangements

None.

Subsequent Events

1)

Unsecured $500,000 Loan Transaction

On October 18, 2006, the Board of Directors authorized the issuance of a $500,000 unsecured loan (the “Loan”) to Vision Capital Advisors LLP, through its Vision Opportunity Master Fund, Ltd. (“Vision”).  The Company is required to make ten blended monthly installments of principal and interest of $52,319.25 commencing on November 19, 2006 and payable on the same day of each successive month until August 19, 2007.

The Loan carries an interest rate of 10% per annum for the term of the loan which is ten months.  Any monthly installment payments that are not paid on or before the due date will accrue interest at 14% per annum until such past due interest and principal is paid.  In connection with the Loan, the Company also issued to Vision warrants to purchase 2,000,000 shares of the Company’s common stock within five years of the date of the warrants.  The exercise prices for the warrants are as follows:

Exercise Price	Number of shares of common stock
US$0.65	First 1,000,000
US$1.00	Remaining 1,000,000

The Company has also agreed to file to a registration statement by September 30, 2007 to register the shares of common stock underlying the warrants, and to use best efforts to have such registration statement declared effective by the Securities and Exchange Commission no later than February 5, 2008.

The Company paid to Joseph Capital LLP., a commission that consisted of $35,000 cash and warrants to purchase 193,846 shares of the Company’s common stock within five years of the date of the warrants.  The exercise prices for the warrants are as follows:

Exercise Price	Number of shares of common stock
US$0.65	123,846
US$1.00	70,000

2)

Unsecured $150,000 Loan Transaction

On November 3, 2006, the Company entered into a $150,000 unsecured loan transaction (the “FWP Loan”) with FWP Acquisition Corp. (“FWP”) pursuant to a promissory note.  Fraser Atkinson, a director of Moventis Capital, Inc. is the President and a major shareholder of FWP.  Under such promissory note, the Company is required to make ten blended monthly installments of principal and interest of $17,736.23 commencing on December 3, 2006 and payable on the same day of each successive month until September 3, 2007.

The FWP Loan carries an interest rate of 10% per annum for the term of the loan which is ten months.  Any monthly installment payments that are not paid on or before the due date will accrue interest at 14% per annum until such past due interest and principal is paid.  In connection with the FWP Loan, the Company also issued to FWP, warrants to purchase 600,000 shares of the Company’s common stock within five years of the date of the warrants.  The exercise prices for the warrants are as follows:

Exercise Price	Number of shares of common stock
US$0.65	First 300,000
US$1.00	Remaining 300,000

The Company has also agreed to file to a registration statement by September 30, 2007 to register the shares of common stock underlying the warrants, and to use best efforts to have such registration statement declared effective by the Securities and Exchange Commission no later than February 5, 2008.

3)

Unsecured $200,000 loan transaction

On November 3, 2006, the Company entered into a $200,000 unsecured loan transaction (the “Bridge Loan”) with Stephen Pasquan (the “Lender”) pursuant to a promissory note.  Under such promissory note, the Company is required to make one payment of principal and interest of $202,465.75 forty-five (45) days from receipt of funds.

The Bridge Loan carries an interest rate of 10% per annum for the term of the loan which is 45 days.  Any monthly installment payments that are not paid on or before the due date will accrue interest at 14% per annum until such past due interest and principal is paid.  In connection with the Bridge Loan, the Company also issued to the Lender, warrants to purchase 125,000 shares of the Company’s common stock within five years of the date of the warrants.  The exercise prices for the Warrants are $0.65.

The issuances of the promissory notes, convertible debentures, warrants and shares issuable upon conversion of the convertible debentures and upon exercise of the warrants discussed in this Note 8 are exempt pursuant to provisions of the Securities Act of 1933, as amended (the "Act"), provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

Item 3 – Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in assessing the costs and benefits of such controls and procedures.

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2006.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosed controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we files with the Securities and Exchange Commission.

There were no significant changes in our disclosure controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

Internal Control over Financial Reporting

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

There are no legal proceedings reportable pursuant to this section. As of the date of this report, the Company has not been served with notice of any legal proceedings and does not contemplate undertaking any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

a)

Unregistered Sales of Equity Securities during the Quarter Ended September 30, 2006

On September 30, 2006, the Company issued 214,286 units at $0.35, to JMS Capital Partners LLC, for aggregate cash proceeds of $75,000. Each unit consisted of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the warrant holder to purchase one additional share of the Company’s common stock at a price of $0.50 with an expiry date of December 31, 2006. The units and the shares issuable upon exercise of the Warrants are exempt pursuant to provisions of the Securities Act of 1933, as amended (the "Act"), provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

The Company has entered into multiple units consisting of convertible secured debentures and common share purchase warrants.  These debentures are subject to the company closing the purchase of PTL Electronics Ltd. which as at September 30, 2006 has not yet occurred.  As of November 10, 2006, the Company has received an aggregate of $1,410,000 in subscriptions under the $2,500,000 convertible debenture offering.  Please see Note 7 to the Company's unaudited consolidated financial statements for additional terms of the units.

b)

Use of proceeds

The cash proceeds from this sale of our common stock is being used to fund the operations of the Company.

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

Item 5 – Other Information

None.

Item 6 - Exhibits

Exhibits

3(i).1[1]	Certificate of Incorporation dated May 7, 1997.

3(i).2[1]	Certificate of Amendment dated October 16, 1997.

3(i).3[1]	Certificate of Amendment dated April 8, 1999.

3(i).4[4]	Certificate of Amendment dated January, 2006.

3(ii).1[1]	Bylaws of Micro Millennium, Inc.

3(ii).2[2]	Resolution of the Board of Directors approving amendment to the Bylaws.

10.1[3]	Agreement for the Purchase of Shares dated May 8, 2006.

10.2[6]	Form of Subscription for Units Agreement

10.3[6]	Form of Secured Convertible Debenture Agreement dated September 30, 2006

10.4[6]	Form of General Security Agreement with Secured Convertible Debenture holders dated September 30, 2006.

10.5[6]	Form of Common Shares Purchase Warrant with Secured Convertible Debenture holders dated September 30, 2006.

10.6[6]	Form of Registration Rights Agreement with Debenture holders

10.7[7]	Accredited Investor Private Placement document with JMS Capital Partners LLC dated September 30, 2006.

10.8[5]	Promissory Note with Vision Opportunity Master Fund Ltd., dated October 18, 2006.

10.9[5]	Common Shares Purchase Warrant with Vision Opportunity Fund Ltd., dated October 18, 2006.

10.10[5]	Registration Rights Agreement with Vision Opportunity Fund Ltd., dated October 18, 2006.

10.11[7]	Promissory Note with FWP Acquisition Corp., dated November 3, 2006.

10.12[7]	Common Shares Purchase Warrant with FWP Acquisition Corp., dated November 3, 2006.

10.13[7]	Registration Rights Agreement with FWP Acquisition Corp., dated November 3, 2006.

10.14[7]	Promissory Note with Stephen Pasquan, dated November 2, 2006.

10.15[7]	Common Shares Purchase Warrant with Stephen Pasquan, dated November 2, 2006.

31.1[7]	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2[7]	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1[7]	Section 1350 Certification of Principal Executive Officer

32.2[7]	Section 1350 Certification of Principal Financial Officer

[1]	Incorporated by reference from the Registration Statement on Form 10SB filed by the Company with the Commission on February 1, 2000.

[2]	Incorporated by reference from the Form 8-K filed by the Company with the Commission on February 27, 2006.

[3]	Incorporated by reference from the Form 8-K filed by the Company with the Commission on May 16, 2006.

[4]	Incorporated by reference from the Registration Statement on Form 10KSB filed by the Company with the Commission on October 13, 2006.

[5]	Incorporated by reference from the Form 8-K filed by the Company with the Commission on October 23, 2006 as amended on October 24, 2006.

[6]	Incorporated by reference from the Form 8-K filed by the Company with the Commission on October 24, 2006.

[7]	Filed herewith.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 10, 2006	MOVENTIS CAPITAL, INC.
(Registrant)

		By:	/s/ Blake Ponuick
Blake Ponuick, President, Director,
Principal Executive Officer

		By:	/s/ Walter Kloeble
Walter Kloeble, Director,
Principal Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Blake Ponuick
Blake Ponuick, President, Director,
Principal Executive Officer

November 10, 2006

By:	/s/ Walter Kloeble
Walter Kloeble, Director,
Principal Financial Officer

November 10, 2006