Form 10QSB
period 2006-12-31
MOVENTIS CAPITAL, INC.
filed 2007-02-20
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2006

□ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number:	0-29285

MOVENTIS CAPITAL, INC.
(Name of Small Business Issuer in its charter)

Delaware	52-2058364
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
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
Yes □  No [X]

As of February 10, 2006, the registrant’s outstanding common stock consisted of 27,901,302 shares.

Transitional Small Business Disclosure Format (Check one): YES □  NO [X]

MOVENTIS CAPITAL, INC.

INDEX TO FORM 10QSB

		PAGE NO.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F1

Item 2.	Management Discussion and Analysis or Plan of Operation	3

Item 3.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Securities and Use of Proceeds	17

Item 6.	Exhibits	17

SIGNATURES		18

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Balance Sheets as of December 31, 2006 (unaudited) and June 30, 2006 (audited)	F-2

Consolidated Statements of Operations for the Three - and Six - Month Periods Ended December 31, 2006 and 2005 (unaudited)	F-3

Consolidated Statements of Cash Flows for the Six - Month Periods Ended December 31, 2006 and 2005 (unaudited)	F-4

Notes to Unaudited Consolidated Financial Statements	F-5

MOVENTIS CAPITAL, INC.
Consolidated Balance Sheets (In US dollars)
	December 31, 2006	June 30, 2006
	(Unaudited - Prepared
	by Management)
ASSETS
Current Assets
Cash	133,206	96,219
Accounts Receivable Trade	4,624,902	-
Inventory (note7)	2,468,693	-
Accounts Receivable Other	104,563	6,585
Related Party Receivables (note 8b)	147,221	-
Prepaid Expenses	12,007	12,926
Total Current Assets	7,490,592	115,730

Property and Equipment (note 6)	940,185	9,352

Goodwill (note 10)	4,222,903	-
Intangibles (note 10)	676,273	-
Total Intangible Assets	4,899,176	9,352

Long term Receivables (note 11)	201,415	-

TOTAL ASSETS	13,531,368	125,082

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank indebtedness (note 12e)	3,112,324	-
Accounts Payable & Accrued Liabilities (note 8a)	2,931,016	115,586
Deferred Revenue	136,754
Dividend Payable (note 14)	546,096	-
Taxes Payable	179,315	-
Short Term Loan (note 12b,c & d)	830,035	-
Convertible Debenture (note 12a)	1,973,741	-
Due to Related Parties (note 8a)	109,843	10,733
Total Current Liabilities	9,819,124	126,319

Long term liabilities
HSBC debt (note 12e)	224,884	-
Convertible Debenture (note 13a)	1,758,856	-
Total Long Term Liabilities	1,983,740	-

Shareholder's equity
Capital Stock	27,900	25,853
Authorized: 75,000,000 common shares at $0.001 par value per share.
Issued and outstanding: 27,901,302 common shares
(June 30, 2006- 25,853,452 common shares)
Additional Paid in Capital	5,823,629	3,941,006
Cumulative Currency Translation	3,692	(3,945)
Retained Earnings (Deficit) (note 1c)	(4,126,717)	(3,964,151)
Total Shareholders' Equity(Deficit)	1,728,504	(1,237)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	13,531,368	125,082
Commitments (note 11)

The accompanying notes are an integral part of these financial statements

MOVENTIS CAPITAL, INC.
Consolidated Statements of Operation (In US dollars)
( Unaudited Prepared by Management)
	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005

Revenue	3,694,909	-	3,694,909	-
Cost of Sales	3,071,607	-	3,071,607	-
Gross Margin	623,303	-	623,303	-

Operating Expenses
Sales and Marketing	34,696	13,828	34,696	15,078
General & administration (note 2f)	335,757	125,474	547,142	204,861
Foreign currency (gain) loss	23,669	-	23,669	-
Total Operating Expenses	394,122	139,302	605,507	219,939

Earnings Before Interest, Tax, Depreciation and Amortization	229,180	(139,302)	17,795	(219,939)

Amortization	-	37,500	-	75,000
Depreciation	46,362	2,174	47,050	5,643
Interest Amortization on Warrants	60,680	-	60,680	-
Interest	81,386	-	81,386	-
Total Expenses	582,551	178,976	794,624	300,582

Interest Revenue	6,526	-	6,526	375

Earnings Before Income Tax	47,278	(178,976)	(164,795)	(300,207)

Income taxes	-	-	-	-

Net earnings (loss) for the period	47,278	(178,976)	(164,795)	(300,207)

Earnings per share
Basic	0.00	(0.01)	(0.01)	(0.01)
Diluted	0.00

Weighted average number of shares
Basic	26,984,520	23,129,166	26,877,377	22,129,166
Diluted	31,452,657	25,844,166	31,238,371	24,844,166

The accompanying notes are an integral part of these financial statements

MOVENTIS CAPITAL, INC.
Consolidated Statements of Cash Flow (In US dollars)
(Unaudited - prepared by Management)
	Six Months Ended December 31,
	2006	2005
Operating Activities
Net loss	(164,795)	(300,207)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	47,050	80,643
Stock-based compensation	68,938	-
Interest and amortization of warrants	61,163	-
Due from related parties	(17,694)	-
Due to related parties	130,027	-
Changes in non-cash working capital
Accounts receivable	(955,627)	-
Inventory	1,072,642	-
Prepaid expenses	3,917	(5,633)
Accounts payable and accrued liabilities	658,997	14,560
Short term loan	540,308	(5,000)
Net Cash provided by (used in) operating activities	1,444,926	(215,637)
Investing Activities
Purchase of capital assets	(25,395)	(5,882)
Purchase of subsidiary (note 5)	(2,808,729)	-
Long term receivables	(35,613)	-
Net Cash used in investing activities	(2,869,736)	(5,882)
Financing Activities
Bank indebtedness	(514,900)	-
Issuance of convertible debt	1,959,193
Capital stock subscribed for cash	-	269,000
Capital stock subscription for payables	-	21,000
Long term debt	(13,988)	(50,000)
Issuance of shares	75,000	-
Net cash provided by financing activities	1,505,304	240,000

Effect of foreign currency translation on cash	(43,507)	(2,965)

Cash increase (decrease) during the period	36,987	15,516
Cash, beginning of period	96,219	20,522

Cash, end of period	133,206	36,038

Supplemental disclosures of cash flow information:
Interest paid during the fiscal period	81,386

The accompanying notes are an integral part of these financial statements

MOVENTIS CAPITAL, INC.

(A Delaware Corporation)

Notes to Financial Statements

December 31, 2006

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

b)  The Company’s business focus is that of an acquisition company targeting small to medium size, profitable businesses.  Prior to Moventis Capital, as Online Innovation, the Company was focused on developing software and internet/e-commerce websites. Prior to Online Innovation, the Company was originally in the mining resource industry.   On November 22, 2006 the Company completed the acquisition of PTL Electronics Ltd. (“PTL”) and these financial statements reflect the consolidated operations from this date.

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

From July 1, 2006 to December 31, 2006 the company incurred a loss of $164,795 under its new business plan, for a cumulative deficit of $4,126,717.  This deficit, coupled with a working capital deficit of $2,328,531 emphasizes the need for the Company to obtain additional funding if it is to continue as a going concern.  Management is in the process of identifying sources of funds which are anticipated to be raised through the sale of common shares and/or convertible debentures and warrants.

Note 2.  SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation.

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2006 and June 30, 2006 and the consolidated results of operations and the consolidated statements of cash flows for the three and six months ended December 31, 2006 and 2005.  The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

b) Revenue Recognition.

Revenue for manufacturing and assembly contracts is generally recognized upon shipment to the customer which represents the point at which the risks and rewards of ownership have been transferred to the customer.  We have a limited number of consignment arrangements with customers which require we retain ownership of inventory until it has been utilized by the customer in its manufacturing process.  Revenue for these arrangements is recognized upon utilization by the customer in its manufacturing process.

The Company has no obligations to customers in terms of parts since the warranty obligations remain with the vendor that supplies the parts. The Company does have an obligation for one year from date of shipment for workmanship.  Warranty costs are included as part of Costs of Goods Sold.

c) Inventories.

Inventories are stated at the lower of cost or net recoverable value and are comprised of raw materials and work in process.  Cost of raw materials is determined using the first-in-first-out method (FIFO). The majority of raw materials inventory is purchased upon the receipt of customer purchase orders. Cost of work in process includes materials, direct labor and overhead allocation.

d) Product Warranty Reserves.

The Company has no obligations to customers for components contained in its products as any warranty relating to customer specified components remains with the component supplier.  The Company does have a warranty obligation for workmanship for one year from date of shipment.  The Company has recorded a warranty liability which is estimated by management based on experience and has been recorded in accounts payable and accrued liabilities.  The estimation of future warranty costs requires that management make certain assumptions.  Actual warranty costs could differ from these estimates.

e) Receivables.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customer defaults.  The company performs ongoing evaluations of its customers considering among other things, the customers’ payment history and current ability to pay.  A provision for uncollectible amounts is adjusted based on these evaluations and historical experience.  If the financial condition of a customer were to deteriorate, resulting in an impairment of that customer’s ability to make payments to the Company, additional reserves may be required.  Generally, accounts are written-off upon the exhaustion of all reasonable collection efforts.

f) Stock-based Compensation.

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS123R effective January 1, 2006 on the modified prospective basis.

During the quarter the Company issued 1,380,090 stock options at a calculated grant date fair value of $609,050 using a Black-Scholes model of which  $429,050 was charged to the cost of the transaction in the fiscal quarter ended December 31, 2006 and  the balance of $180,000 will be expensed over the vesting period of the options with a corresponding credit to Additional Paid-in Capital.  This resulted in $33,719 being expensed to stock based compensation this quarter plus $35,219 for stock options granted in prior periods.

g) Property and Equipment.

Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the property and equipment, except in the year of purchase in which the Company uses 50% of the normal rate.

Asset Classification	Depreciation Rate
Production Equipment	30% declining balance
Furniture and Fixtures	20% declining balance
Computer equipment	45% declining balance
Leasehold improvements	Straight line over 5 years

Maintenance and repairs are charged to expenses as incurred.  Major improvements and tooling costs are capitalized and depreciated using the straight-line method over their estimated useful lives.  The cost and accumulated depreciated of property and equipment retired or otherwise disposed of is removed from the related accounts, and any resulting gain or loss is credited or charged to operations.

h) Goodwill.

In assessing the Company’s goodwill for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, the Company is required to assess the valuation of its reporting units, which involves making significant assumptions about the future cash flows and overall performance of its reporting units.  Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record impairment charges in its goodwill.

i) Income Taxes.

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns.  Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.  Income tax expense (benefit) is the tax payable (receivable) for the period and the change during the period in deferred income tax assets and liabilities.

j) Foreign Exchange.

The functional currency for Moventis and its subsidiary, PTL is the Canadian dollar. The consolidated entity’s financial statement presentation is in US dollars. Foreign denominated monetary assets and liabilities are translated to their US dollar equivalents using the foreign exchange rate that prevailed at the balance sheet date. Non-monetary items are translated at historical exchange, except for items carried at market value, which are translated at the rate of exchange in effect at the balance sheet date. Exchange gains or losses arising from foreign currency translation are included in the determination of net profit (loss) for the year.

k) Long-Lived Assets.

The carrying value of long lived assets, which includes property, plant and equipment, is reviewed for impairment whenever events or circumstances indicate the recoverable value may be less than the carrying amount.  Recoverable value is based on estimates of undiscounted future net cash flows expected to be recovered from specific assets or groups of assets through use or future disposition.

Impairment charges are recorded in the period in which determination of impairment is made by management.  Assets with indefinite or indeterminable lives which include goodwill are not amortized and are reviewed for impairment on a reporting period basis using fair value determinations by management’s estimate of recoverable value.

Intangible Assets is the determined value of Customer Relations and Contracts of PTL and is being amortized on a straight line basis over the estimated life of five years.  $25,494 was expensed in the three month period ended December 31, 2006.

l) Cost of Sales.

Cost of sales includes materials, labor, and overhead costs associated with the Contract Manufacturing business.

m)Earnings (loss) Per Share.

Basic earnings per share figures have been calculated using the weighted monthly average number of shares outstanding and fully diluted shares during the period.

n) Recognition Criteria.

Gains are recognized when realized.  Expenses and losses are recognized when an expenditure or previously recognized asset does not have future economic benefit.  Expenses that are not linked with specific revenues are related to a period on the basis of transactions or events occurring in that period or by allocation to the periods in which they apply.  The cost of assets that benefit more than one period is normally allocated over the periods benefited.

o) Risk Management.

Currency Risk.  Although the Company conducts its manufacturing business primarily in Canada, the majority of its purchases are from sources in the United States and the Peoples Republic of China.  The Company does not hedge its foreign currency exposure and accordingly may be at risk for foreign currency exchange fluctuations.

 Credit Risk.  Credit risk is managed by dealing only with customers whose credit standing meets internally approved policies, and by ongoing monitoring of credit risk.  As of December 31, 2006, the Company did not have significant concentrations of credit exposure to any one customer or related groups of customers.

Interest Rate Risk.  The Company currently has potential exposure to interest rate risk due to bank indebtedness and two demand non-revolving loans with floating interest rates.  The maximum line of credit is $2,960,455 ($3,450,000 CDN) at the end of the period dated December 31, 2006.

Note 3.  RECENT ACCOUNTING PRONOUNCEMENTS

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

Note 4.  BUSINESS COMBINATION

On November 22, 2006, the Company through its wholly owned subsidiary PTL Acquisition Co., Inc. (“PTL Acquisition”), acquired 100% of the outstanding common shares and the shareholders’ loans of PTL Electronics Ltd. (“PTL”).  Under the terms of the Share Purchase Agreement (the “SPA”), the Company acquired the net assets and shareholders’ loans for a sum of $6,138,609 ($7,000,000 CAD). The purchase consideration consisted $2,626,970 ($3,000,000 CAD) in cash, $1,059,800 ($1,200,000 CAD) in stock and convertible debentures in the amount of $2,041,011 ($2,300,000 CAD), with $437,828 ($500,000 CAD) cash due on August 22, 2007.  The transaction has been accounted for as a business combination by the purchase method, with Moventis Capital, Inc., identified as the acquirer.  The Company’s consolidated statements of operations and comprehensive income (loss) include the operating results of PTL. from November 22, 2006, the date of acquisition.

The following tables summarize the preliminary allocation of the purchase price and related acquisition costs to the fair value of the assets and liabilities assumed at the date of acquisition.

Purchase price breakdown
	US Dollars	CDN Dollars
Cash	$2,626,970	$3,000,000
Short Term Loan	437,828	500,000
Convertible Debenture	2,041,011	2,300,000
Common Shares	1,059,800	1,200,000
Total Purchase Price	$6,138,609	$7,000,000

Estimated cost of Transaction	620,079	708,130
Total Consideration	$6,758,688	$7,708,130

In accordance with SFAS No. 141 (SFA 141), Business Combinations the allocation of the total purchase price to PTL’s tangible and unidentifiable intangible assets acquired and liabilities assumed were based on their fair values as of November 22, 2006 and the residual values were allocated to goodwill. The fair values of liabilities were determined based on market values of traded debt securities, or the present values of the amounts to be paid, unless they were expected to be settled in a short period in which case discounting was not performed.

The values assigned to certain acquired assets and liabilities are preliminary, are based on information available as of November 22, 2006 and may be adjusted as further information becomes available during the allocations period of up to 12 months from the acquisitions date (in accordance with SFAS 141). Additional information that may become available subsequently and may result in changes in the values allocated to various assets and liabilities includes, but is not limited to, changes in, previously unidentified claims from suppliers or other contingent obligations, including warranty liabilities and the amounts required to settle them and unidentified customer claims.  Any changes in the values allocated to tangible and specifically identified intangible assets acquired and liabilities assumed during the allocation period may result in material adjustments to goodwill.

Tangible assets acquired and liabilities assumed
	US Dollars	CDN Dollars
Accounts receivable	$3,766,997	$4,310,910
Inventory & project cost	3,580,714	4,089,175
Other current assets	306,496	350,019
Property, equipment & leasehold improvements	971,355	1,109,287
Bank Indebtedness	(3,442,828)	(3,931,170)
Accounts payable & accrued liabilities	(2,073,232)	(2,367,631)
Other current liabilities	(1,032,170)	(1,178,738)
Long Term Debt	(243,317)	(277,868)
Intangible assets	701,770	801,420
Goodwill	4,222,903	4,812,265
Total Consideration	$6,758,688	$7,708,130

Prior to the acquisition of PTL, Moventis Capital did not have a business relationship with PTL.  None of the PTL shareholders held any Moventis Capital shares prior to the acquisition.

Note 5.  PURCHASE OF SUBSIDIARY

The following table summarizes the cash used in the purchase of PTL.

Cash used in purchase of subsidiary
	US Dollars	CDN Dollars
Assets Acquired
Accounts Receivable	$3,766,323	$4,301,911
Other receivables and prepaids	306,442	350,019
Deferred project costs and inventory	3,580,073	4,089,175
Property Plant and Equipment	971,181	1,109,287
Customer List	701,643	801,420
Goodwill	4,213,138	4,812,265
Liabilities inferred
Bank Indebtedness	(3,442,212)	(3,931,710)
Accounts Payable	(2,072,861)	(2,367,631)
Other Payables	(1,031,985)	(1,178,738)
Term Loan	(243,273)	(277,868)
Liabilities Incurred
Note Payable	(437,750)	(500,000)
Convertible Debenture	(2,013,650)	(2,300,000)
Equity Issuance
Shares of Common Stock	(1,050,600)	(1,200,000)
Warrants	(437,750)	(500,000)
Total Consideration	$2,808,729	$3,208,130

Note 6.  PROPERTY AND EQUIPMENT

The Company depreciates its property and equipment using the declining-balance basis at the rates of 45% for computers, 30% for production equipment and 20% for furniture. The Company depreciates its leasehold improvements on a straight line basis over five years.  The costs and accumulated depreciation are as follows:

	December 31,
	2006	2005
Computers	$172,705	$122,971
Production equipment	1,217,402	-
Furniture	53,136	-
Leasehold improvements	8,582
Accumulated depreciation	(511,640)	(117,669)
Net balance	$940,185	$5,302

Note 7.  INVENTORIES

Inventories are recorded at the lower of cost or market on a first-in, first out (FIFO) basis:

	December 31,
	2006	2005
Raw Materials	$1,691,579	$-
Work in Progress	397,28	-
Finished Goods	379,836	-
Net balance	$2,468,693	$-

Note 8.  RELATED PARTY TRANSACTIONS

a)

 Amounts due to related parties as at December 31, 2006 are as follows:

	2006		2005
Netgain Management Solutions, Inc. [1]	$-		$7,660
Chad D. Lee	-		20,000
Snowy Creek Resources Ltd. [2]	2,469		7,407
Marlene C. Schluter [2]	3,333		10,000
WMK Financial Inc. [3]	11,841		-
Axiom Strategy Group, Inc [3]	6,698		-
Fortune Capital Management Ltd[3]	42,000		-
KOKO Financial Services Inc[4]	68,085		-
FWP Acquisition Corp [5]	131,448
	$265,874	[6]	$45,067

[1]   Netgain Management Solutions, Inc. is a company owned by Chad D. Lee, former chief executive officer and director of the Company. The amounts were paid during fiscal 2006.

[2]   Snowy Creek Resources Ltd. is a company owned by Ms. Marlene C. Schluter, director and a shareholder of the Company. The loans from Snowy Creek Resources Ltd. and Ms. Marlene C. Schluter and are scheduled to be paid back by the Company in installments ending in April 2007. All of these loans are non-interest bearing, are unsecured, and are disclosed as current liabilities in these financial statements.

[3]   The amounts owing to the other related parties are pursuant to arrangements as outlined below:

(i)  The Company pays $2,275 per month to WMK Financial Inc. (WMK) on a month-to-month basis for management services related to the duties performed as the chief financial officer of the company. WMK is a company owned and controlled by Mr. Walter Kloeble, CFO of the Company.

(ii)  During the period, the Company paid an average of $6,733.33 per month to Axiom Strategy Group, Inc. (Axiom), on a month-to-month basis for management services related to the duties performed as chief executive officer of the Company.  Axiom is a company owned and controlled by Mr. Blake Ponuick, CEO of the Company.

(iii)  The Company pays $7,500 per month to Fortune Capital Management (Fortune) on a month-to-month basis for consulting services. Fortune is a company owned and controlled by Mr. Stanley Ross, an affiliate of the Company.

 [4]  KOKO Financial Services Inc. (“KOKO”) is a company owned by Mr. Fraser Atkinson, director and shareholder of the Company. The amounts owed to KOKO are related to the professional services provided to the Company by KOKO related to the acquisition process of PTL. All of these amounts are disclosed as current liabilities in these financial statements.

[5] FWP Acquisition Corp is a company where Mr. Fraser Atkinson is President and majority shareholder. The amounts owed to FWP Acquisition Corp. are related to the $150,000 unsecured short term loan transaction entered into on November 3, 2006.

[6] Not all of the amounts above are shown on the balance sheet under “Due to Related Parties”, some items are incorporated in “Accounts Payable & Accrued Liabilities”.

b)

Related party receivables as at December 31 are as follows:

This amount is due from an agreement created while PTL was a privately held company that concerned the write-off of the PTL investment in Peripheron Technologies Ltd. The related parties concerned provided a guarantee for an investment in Peripheron Technologies Ltd. which has subsequently been written off due to a decrease in market value of its shares. As such, the related parties are to reimburse the Company for this loss in the amount of $130,058.  The remainder of the receivable of $17,163 is the related parties’ advance on bonus income.  These amounts will be offset against future bonuses and payments to the related parties.

Note 9.  CAPITAL STOCK

a) Authorized: 75,000,000 common shares at $0.001 par value per share.

b) Shares issued and outstanding are as follows:

	2006		2005
	Shares	$	Shares	$
Balance, September 30	26,067,738	3,959,400	22,679,166	3,380,900
Shares Issued[1]	1,833,564	1,059,800	-	-
Private Placements	-	-	900,000	90,000
Shares outstanding as at December 31	27,901,302	5,019,200	23,579,166	3,470,900

[1] The Company during the three months ended at December 31, 2006 issued 1,833,564 shares of common stock at $0.578 per share.  The shares of common stock were issued to the sellers of PTL as required to complete the acquisition of PTL.

In issuing the promissory notes, convertible debentures, warrants and shares issuable upon conversion of the convertible debentures and upon exercise of the warrants discussed in this Note 8, the Company relied on an exemption pursuant to provisions of the Securities Act of 1933, as amended (the "Act"), provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

c) Warrants issued and outstanding are as follows:

	Number of Shares	Exercise Price[8]	Maturity Date
JMS Capital Partners LLC	100,000	$0.50	December 31, 2006
JMS Capital Partners LLC[1]	328,572	$0.50	February 15, 2007
18 Convertible Secured Debenture Holders[2]	885,194	$0.73	September 30, 2009
Vision Opportunity Master Fund[3]	2,000,000	$0.83	October 18, 2011
Joseph Capital LLP[4]	193,846	$0.83	October 18, 2011
FMK Acquisition Corp[5]	600,000	$0.83	November 3, 2011
Stephen Pasquan [6]	125,000	$0.65	November 3, 2011
Stephen Pasquan [7]	75,000	$0.65	December 19, 2011
Warrants issued December 31, 2006	4,307,612	$0.77	Various

	Number of Shares	Exercise Price[8]
Warrants outstanding September 30, 2006	443,572	$0.50
Warrants issued during period	3,879,040	$0.80
Warrants expired during period	15,000	$0.50
Warrants exercised during period	-	-
Warrants outstanding December 31, 2006	4,307,612	$0.77

[1]  On December 15, 2006 the Board of Directors approved the extension of the maturity date of 328,572 share purchase warrants from December 31, 2006 to February 15, 2007.

[2] On November 22, 2006 the Company issued warrants to purchase 885,194 shares of common stock of the Company to the eighteen (18) holders of the Convertible Secured Debentures with 442,561 of the share purchase warrants having an exercise price of $0.65 and the remaining 442,633 share purchase warrants an exercise price of $0.80.  The proceeds of the debenture were used for the acquisition of PTL.

[3] On October 18, 2006 the Company in connection with a short term loan agreement, issued warrants to purchase 2,000,000 shares of common stock of the Company with 1,000,000 of the share purchase warrants having an exercise price of $0.65 and the remaining 1,000,000 share purchase warrants an exercise price of $1.00.

[4] On October 18, 2006 the Company as a component of the commission for the Vision Opportunity loan, issued warrants to purchase 193,846 shares of common stock of the Company with 123,846 of the share purchase warrants having an exercise price of $0.65 and the remaining 70,000 share purchase warrants an exercise price of $1.00.

[5] On November 3, 2006 the Company in connection with a short term loan agreement, issued warrants to purchase 600,000 shares of common stock of the Company with 300,000 of the share purchase warrants having an exercise price of $0.65 and the remaining 300,000 share purchase warrants an exercise price of $1.00.

[6] On November 3, 2006 the Company in connection with a short term loan agreement, issued warrants to purchase 125,000 shares of common stock of the Company with an exercise price of $0.65.

[7] On December 19, 2006 the Company in connection with a short term loan agreement, issued warrants to purchase 75,000 shares of common stock of the Company with an exercise price of $0.65

[8] Exercise price for outstanding warrants is the weighted average price.

Convertible Debentures.  During October and November 2006, the Company realized gross cash proceeds of $1,799,706 from the issuance of 10% redeemable convertible notes of the Company plus 885,194 share purchase warrants on the completion of the offering pursuant to Regulation D under the Securities Act of 1933. The notes mature on September 30, 2009.  See Note 11 in these financial statements for complete details on the convertible debentures.

For accounting purposes, the Company calculated the fair value of the warrants at the date of issue at $40,854 and recorded this value as additional paid-in capital. The remaining balance of $1,758,852 at the date of issuance was recorded as a long term liability. There was no intrinsic value of the beneficial conversion feature. The carrying value of the liability is being accreted to the redemption value of the debentures over the period until the maturity date of September 30, 2009.

The fair value of the warrants was calculated using the Black-Scholes derivative-pricing model with the following assumptions:  no dividend yield; volatility of 15%; risk free interest rate of 3% and an expected term of 3 years. Limitations of the effectiveness of the Black-Scholes derivative-pricing model are that it was developed for use in estimating the fair value of traded derivatives which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company’s warrants that were attached to financings sold to investors have characteristics significantly different from those of traded derivatives and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants that were attached to financings sold to investors.

Short term loans of $850,000. During October and November 2006 the Company realized gross cash proceeds of $850,000 from the issuance of three short term loan agreements with repayment schedules from 90 days to 10 months. These loans have an interest rate of 10% with 2,800,000 warrants attached pursuant to Regulation D under the Securities Act of 1933.  See Note 10 in these financial statements for complete details of the short term liabilities and attached warrants.

For accounting purposes, the Company calculated, using the Black-Scholes derivative pricing model, the fair value of the warrants at the date of issue at $211,008 and recorded this value as additional paid-in capital. The remaining balance of $638,992 at the date of issuance was recorded as a short term liability. The carrying value of the liability is being accreted to the value of the short term facilities over the periods that they are outstanding- 90 days to 10 months from date of issue.

The fair value of the warrants was calculated using the Black-Scholes derivative-pricing model with the following assumptions:  no dividend yield; volatility of 15%; risk free interest rate of 3% and an expected term that equals the life of the warrants (3 to 5 years). Limitations of the effectiveness of the Black-Scholes derivative-pricing model are that it was developed for use in estimating the fair value of traded derivatives which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company’s warrants that were attached to financings sold to investors have characteristics significantly different from those of traded derivatives and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants that were attached to financings sold to investors.

d)

Options  issued and outstanding are as follows:

The Company had no stock option activity in the six months ended December 31, 2005.  A summary of stock option activity for the six months ended at December 31, 2006 is as follows:

	Incentive Stock Option Plan
	Options Issued	Exercise Price[1]
Balance, July 1, 2006	1,515,000	$0.35
Options Issued during period[2]	1,380,090	$0.55
Options Cancelled during period[3]	(150,000)	$0.55
Options outstanding as at December 31, 2006	2,745,090	$0.45

The following options were outstanding as of December 31, 2006.

Range of Exercise Price	Options Outstanding	Exercise Price [1]	Exercisable Options[1]	Exercise Price[1]	Remaining Contractual life (years)
Incentive Stock Option Plan
$0.35	1,365,000	$0.35	462,500	$0.35	4.25
$0.55	1,380,090	$0.55	-	-	5.0
Options Outstanding at December 31, 2006	2,745,090	$0.45	462,500	$0.35	4.6

[1] Exercise price for options is the weighted average price for all options issued including any vested options.

[2] These options were issued to the management team of PTL as part of the compensation package.

[3] These options were cancelled as a result of a cancellation of a services contract on November 15, 2006.

The Company during the three months ended at December 31, 2006 expensed $33,719 in stock based compensation. This expense is attributed to the 2,745,090 options which have been issued under the Incentive Stock Option Plan.  No options were exercised during the three month period ended at December 31, 2006.

Note 10.  INTANGIBLE ASSETS AND GOODWILL

From the acquisition of PTL the Company has allocated $4,899,176 of the purchase price to intangible assets. The following is a schedule of the Company’s intangible assets as of December 31, 2006.

	Term	Initial Value	Accumulated Amortization	Net Carrying Value
Intangible Assets (Customer Relations & Contracts)*	5 years	$701,767	$25,494	$676,273
Goodwill		$4,222,903	-	$4,222,903
Totals		$4,924,670	$25,494	$4,899,176

*These numbers will fluctuate according to the prevailing balance sheet exchange rate.

 Note 11. LONG TERM RECEIVABLES

The long term receivable is related to an equipment lease payment negotiated as part of the purchase contract between Peripheron Technologies and the PTL shareholders.

Note 12. COMMITMENTS

a)

The PTL Acquisition: $445,000 Short term loan and shareholder debenture

On November 22, 2006, we completed the acquisition of 100% of the outstanding shares of PTL Electronics Ltd. (“PTL”), an electronic manufacturing services company located in British Columbia, Canada. Under the terms of the agreement, we have purchased all of the outstanding capital stock and outstanding shareholder loans of PTL for a sum of $6,138,609 ($7,000,000CDN). The purchase price consists of $3,073,810 ($3,500,000 CDN) in cash and $3,064,799 ($3,500,000 CDN) in convertible debt and equity. The Company paid $2,626,970 ($3,000,000 CDN) in cash, $1,059,800 ($1,200,000 CDN) in common shares and convertible debentures in the amount of $2,041,011($2,300,000 CDN). Such debentures are non-interest bearing and can be repaid at the option of the Company by conversion into common shares of the Company within nine months after closing. The acquisition was completed in Canadian dollars, therefore it should be noted that all US dollar conversions in this note may fluctuate due to currency conversion.

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

A final cash payment in the amount of $437,828 ($500,000 CDN) is payable within nine months after closing, with provisions to extend at the Company’s discretion for an additional three months with interest accruing at 10% per annum on any portion that remains unpaid after August 22, 2007.

b)  Unsecured $500,000 Loan Transaction

On October 18, 2006, the Company entered into a $500,000 unsecured loan (the “Loan”) with Vision Capital Advisors LLP, through its Vision Opportunity Master Fund, Ltd. (“Vision”). The Company is required to make ten blended monthly installments of principal and interest of $52,319.25 commencing on November 19, 2006 and payable on the same day of each successive month until August 19, 2007.

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

As part of the Loan Agreement, the Company agreed to file to a registration statement on or before September 30, 2007 to register the shares of common stock underlying the warrants, and to use best efforts to have such registration statement declared effective by the Securities and Exchange Commission no later than February 5, 2008.

In connection with the Vision Loan, the Company paid a commission to Joseph Capital LLP (“Joseph”), in the amount of $35,000 cash and warrants to purchase 193,846 shares of the Company’s common stock within five years of the date of the warrants.  The exercise prices for the Joseph warrants are as follows:

Exercise Price	Number of shares of common stock
US$0.65	123,846
US$1.00	70,000

c)  Unsecured $150,000 Loan Transaction

On November 3, 2006, the Company entered into a $150,000 unsecured loan transaction (the “FWP Loan”) with FWP Acquisition Corp. (“FWP”) pursuant to a promissory note. Fraser Atkinson, a director of Moventis Capital, Inc. is the President and a major shareholder of FWP.  Under such promissory note, the Company is required to make ten blended monthly installments of principal and interest of $17,736.23 CAD commencing on December 3, 2006 and payable on the same day of each successive month until September 3, 2007.

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

         d)  Unsecured $200,000 Loan Transaction

On November 3, 2006, the Company entered into a $200,000 unsecured loan transaction (the “Bridge Loan”) with Stephen Pasquan (the “Lender”) pursuant to a promissory note.  Under such promissory note, the Company was required to make one payment of principal and interest of $202,465.75 forty-five (45) days from receipt of funds.

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

On December 19, 2006, the Company and Mr. Pasquan re-structured the payment schedule for the Bridge Loan.  The new terms of the Bridge Loan required that the Company pay to Mr. Pasquan $75,000.00 principal and $625.00 in interest on or before December 19, 2006 with a final payment on January 31, 2007 of $128,381.75 which consisted of $125,000.00 principal and $3,381.75 in interest.  In connection with the loan term re-structure the Company issued to Mr. Pasquan warrants to purchase 75,000 shares of the Company’s common stock within five years of the date of the warrants.  The exercise price for the Warrants is $0.65.

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

e)

Bank Indebtedness - PTL

	December 31
	2006	2005
Bank Operating Line	$2,960,445	-

Under the terms of a bank line of credit facility with the HSBC Group (“HSBC” or the “Bank”) the company has operating loan in the amount of ($1,050,000 CAD) which bears interest at the prime bank rate plus 1.25% per annum.  The Bank has authorized an increase of the demand operating line of credit to $2,960,445 ($3,450,000 CAD) from the existing $901,055 ($1,050,000 CAD) of which $2,059,440 ($2,400,000 CAD) is a temporary increase, valid up to February 28, 2007.

Security

The Bank indebtedness is secured as follows:

(i)

By personal guarantees provided by the Company’s shareholders

(ii)

General Security Agreement creating a first fixed charge over all present and after acquired property

(iii)

Security under Section 427 of the Bank Act (Canada)

(iv)

Assignment/endorsement to the Bank of all risk insurance, showing the Bank as first loss payee

(v)

Assignment of key man life insurance in the amount of $215,000 ($250,000 CAD) for each of two key executives

Financial covenants

The banking agreement provides that at all times while the Bank indebtedness is outstanding, the company will not, without the prior written consent of the Bank permit its:

(i)

Ratio of total debt to tangible net worth to exceed 2.75 prior March 31, 2006 and 2.5 commencing March 31, 2006 and thereafter

(ii)

Current ratio at any time to be less than 1.0 prior to March 31, 2006 and 1.25 commencing March 31, 2006 and thereafter

(iii)

Tangible net worth to be reduced to less than the sum of $645,000 ($750,000 CAD) at any time prior March 31, 2006 and thereafter

(iv)

Debt service coverage to fall below 125% at any time commencing March 31, 2006

(v)

Made capital expenditures in any fiscal year in the amount exceeding the aggregate $85,000 ($100,000 CAD).

The debt to equity ratio for the quarter ended December 31, of 2006 is 6.94, exceeding 2.75 as required in the financial covenants by bank.

f)

Demand Loan - PTL

PTL has the following demand loans.

I.)

Equipment loan for $77,877 ($90,750 CAD) with principal payments of $7,080 ($8,250 CAD) per month plus interest.  Eleven (11) months remain with current interest rate being Prime + 1.75%.

II.)

Equipment loan for $147,007 ($192,481 CAD) with principal and interest payments of $7,465 ($8,700 CAD) per month.  Five (5) payments remain, then monthly payments increase to $9,330 ($10,875 CAD) for 12 months.  The interest rate is Prime + 1.75%.

g)

Lease Commitments

The Company has the following lease commitments:

Calendar Year	Commitment Amount
2007	$99,676 [1]
2008	$32,738 [2]

[1]  PTL’s lease on it current manufacturing space is up for renewal in March 2007.

[2]  The Company as a consolidated unit does not have any plant or property leases that extend past December 31, 2008.

Note 13.  CONVERTIBLE SECURED DEBENTURES AND WARRANTS

             a)  Description of Convertible Secured Debenture

The Company has entered into multiple units consisting of convertible secured debentures and common share purchase warrants.  These debentures were subject to the company closing the purchase of PTL. which occurred on November 22, 2006.  As of November 22, 2006 the Company had received an aggregate of $1,799,706 in subscriptions under the $2,500,000 convertible debenture offering.  For accounting purposes, the Company calculated the fair value of the warrants at the date of issue at $40,854 and recorded this value as additional paid-in capital. The remaining balance of $1,758,852 at the date of issuance was recorded as a long term liability. There was no intrinsic value of the beneficial conversion feature. The carrying value of the liability is being accreted to the redemption value of the debentures over the period until the maturity date of September 30, 2009.

Each $25,000 Unit is comprised of (i) a convertible secured debenture and (ii) 12,295 common share purchase warrants. Each $25,000 debenture Unit is convertible, at the option of the holder, into 32,493 shares of the Company’s common stock. The conversion is as follows:

a)  One-third of each $25,000 debenture Unit is convertible at a price of US$0.65 per Share into 12,819 common shares;

b)  One-third of each $25,000 debenture Unit is convertible at a price of US$0.80 per Share into 10,416 common shares; and

c)  One-third of each $25,000 debenture Unit is convertible at a price of US$0.90 per Share into 9,258 common shares.

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

 As of December 31, 2006 the Company had received an aggregate of $1,799,706 in subscriptions which at the option of the Debenture holders could be converted into the Company’s common stock as follows:

Principal Dollar Amount of Subscribed Debentures	Conversion Price	Aggregate Number of Common Shares Convertible by Debenture Holders
$ 599,894.70	US$0.65	922,816
$ 599,926.70	US$0.80	749,828
$ 599,884.60	US$0.90	666,467

In accordance with the common share purchase warrants associated with the debenture offering, if exercised by the holders, the Company will issue to the debenture purchasers, warrants to purchase an aggregate of 885,194 of the Company’s common stock with exercise prices as follows:

Exercise Price	Aggregate Number of Common Shares exercisable by Debenture holders
US$0.65	442,561
US$0.80	442,633

Note 14.  DIVIDEND PAYABLE

This amount is PTL’s net income (after tax) for the period January 1, 2006 until November 30, 2006 that is to be paid by the Company as part of the share purchase agreement with the selling shareholders of PTL.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

For the purposes of the discussion contained in this Report, the use of “Moventis”, “the Company”, “we”, “our” or “us” is meant to be referenced in such a manner as to be defined as Moventis Capital, Inc.

Forward Looking Statements

All statements, other than statements of historical facts, included in this report that address activities, events or developments that Moventis expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, Moventis' reliance on current revenues; the uncertainties associated with the introduction of new products/services; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions made by Moventis and the costs associated with such acquisitions; dependence on its principal executive officer; substantial competition from larger companies with greater financial and other resources than Moventis; the success of its marketing strategy; its dependence on suppliers for some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; potential product liability risk associated with its existing and future products; and other risks described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 and other reports filed with the U.S. Securities and Exchange Commission, as well as the risks described under “Factors Affecting our Results of Operation and Financial Condition. Readers are cautioned not to put undue reliance on forward-looking statements. Moventis does not intend to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Business Strategy and Overview

Acquisition Strategy.

In February 2006, we changed our name to Moventis Capital, Inc. and changed our business strategy to acquiring controlling interests in small to medium sized businesses in key sectors like technology, manufacturing, energy and healthcare. Once a target company is acquired, we plan to assist with business development and operational growth. We intend to select established small to mid-sized growth companies that are profitable or demonstrate the potential for profitability in a short period of time.

Due to their size, these companies often face barriers to continual growth such as access to capital and management expertise. We will look to capitalize on this underserved market of smaller companies that do not meet the size or industry requirements of many of the large acquisition, private equity and investment firms.

We have implemented a criteria list and selection process for determining the suitability of target companies for acquisition. Although our selection criteria is intended to be a guideline only, and may have exceptions, the criteria guideline includes:

•

Revenue and Profitability: An established revenue base with the potential for increased revenue growth. We intend to focus on target companies with annual revenue between $5 million to $20 million. Suitable target companies should be profitable or demonstrate the potential of profitability within a short period of time, without the need for substantial capital investment.

•

Established or Defendable Market Position: Suitable target companies should demonstrate an established market position, or the potential to establish a leadership position in a specific niche market or geographic region through regulatory or technical barriers to entry. Suitable target companies may also demonstrate a defendable market position that may include proprietary technology or patents, strategic partnerships, long term customer or vendor relationships or certain exclusive rights.

•

Scalability: Suitable target companies should demonstrate a scalable business model and infrastructure that is not reliant on substantial infrastructure or capital investment.

•

Growth Potential:  We expect to select target companies that have demonstrated a history of strong growth or the potential for strong growth. Target companies should also operate in markets that are large and growing.

•

Proven Management Team:  We intend to operate primarily as a holding company of the target companies that we acquire and anticipate that these target companies will operate as wholly owned or majority owned subsidiaries. Although we expect to contribute operational, marketing, business development and financial support to help improve growth and operational performance, we plan to invest in target companies that have a proven and experienced core management team that have demonstrated the ability to professionally manage their businesses.

•

Platform Acquisition:  We intend to acquire a number of platform target companies in different markets in order to build a diverse portfolio of subsidiary companies and thereby minimize risk associated with influences beyond our control, such as economic, market or government regulatory conditions that may adversely impact the growth or viability of a single market. We further intend to select target companies that demonstrate the ability to serve as platforms for further strategic acquisitions that are complementary in terms of operational efficiencies and/or potential integration.

•

Domain Experience:  We may have a preference for target companies that operate in a market or sector in which the management or Board of Directors has experience, expertise and networks.

We currently do not have sufficient funds for the acquisition of target companies but expect that we will fund the acquisitions of target companies most often through a combination of cash and/or equity, using stock as currency for acquisitions. We expect that when we identify a target company, in order to raise sufficient capital for the acquisition, we will do acquisition-specific private placement offerings of shares and/or debt based on the revenue, profitability and assets of target companies. We expect to have a preference for target companies that will be amenable to accepting a majority of equity or debt from us as consideration for their purchase. We believe this may be more acceptable to private target companies which do not have clear liquidity or succession strategies or the potential for the same.

Acquisition Marketplace Competition

We are new to the acquisition marketplace and as such may face strong competition from entities with similar business goals and stronger competitive positions in the markets we will be active in. Our competitors include private equity funds, venture capital funds, leveraged buyout funds, hedge funds, other merger and acquisition firms, private investors and investment banks that have business objectives similar to ours. Many of these entities are well established, have substantial funds or immediate access to funds, and have extensive experience in identifying and effecting business acquisitions directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us, and our financial resources are relatively limited when compared to those of many of these competitors. While we believe there are numerous potential targets that we could acquire, our ability to compete in acquiring certain targets will be limited by our available financial resources or willingness of targets to accept equity as a form of currency. This inherent competitive limitation gives others an advantage in pursuing acquisition targets and in successfully negotiating acquisitions.

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

PTL Electronics Acquisition

On November 22, 2006, we completed the purchase of 100% of the outstanding shares of PTL Electronics Ltd. (“PTL”), an electronics manufacturing services company located in British Columbia, Canada. Under the terms of the agreement, we purchased all of the outstanding capital stock and outstanding shareholder loans of PTL for a sum of $6,138,609 ($7,000,000CDN). On close, we were required to pay $2,626,970 ($3,000,000 CDN) in cash, $1,059,800 ($1,200,000 CDN) in common shares and convertible debentures in the amount of $2,041,011 ($2,300,000 CDN), with $437,828 ($500,000 CAD) cash due on August 22, 2007. Such debentures are non-interest bearing and can be repaid at our option by conversion into common shares within nine months of closing. The acquisition was completed in Canadian dollars, therefore it should be noted that all USD conversions in this note may fluctuate due to currency conversion.

PTL Electronics Overview

PTL operates as a wholly-owned subsidiary of Moventis and is in the business of providing advanced electronics manufacturing services (“EMS”) to original equipment manufacturers (“OEMs”) serving a variety of markets including telecommunications, industrial control systems, medical, computing, multimedia and automotive.  PTL’s services include complete supply chain management and component procurement, design and development support, low-volume quick-turn and high volume board level manufacturing, testing, supply chain management, full integration and complete box builds.  PTL is able to support their customers’ complete manufacturing needs from initial design, to procurement and manufacturing, distribution and service, to end of life. PTL is ISO 9001:2000 certified.

PTL expects to continue to focus on a niche target of regional OEM’s that require design and development support and quick-turn manufacturing of complex and high value products.

According to Electronic Trend Publications’ Worldwide Electronics Manufacturing Services Market report published in June 2006, the EMS market was estimated at $190 billion globally in 2005 and is forecast to grow to $328 billion by 2010.

PTL Electronics Competition

An EMS firm’s manufacturing capabilities and core competencies establish how they will compete in the marketplace. PTL focuses on smaller volumes and more complex printed circuit board assemblies (“PCBA”) for customers in local and regional markets near their manufacturing facility where they compete for the orders of more complex, smaller production runs and higher quality PCBAs from customers that are either developing newer products, or produce business-to-business products that have a high value add for PTL with smaller volume requirements.  PTL intends to establish relationships with customers that have products at early stages in the product lifecycle in order to benefit from the customers’ production increases. Competition for these customers and services typically comes from companies similar in size and service offerings to PTL.

Results of operations for the three and six months ended December 31, 2006 as compared to the three and six months ended December 31, 2005.

During the three month period ending December 31, 2006, Moventis completed the acquisition of PTL Electronics. This transaction closed on November 22, 2006 and our operating numbers reflect consolidated operations effective the closing date until period end.

Net Sales:

Net sales in the three month period ended December 31, 2006 were $3,694,909, constituting an increase of $3,694,909 over the same period in 2005. This is the first period since changing business operations that we have reported revenue.

Gross Profit and Cost of Goods Sold:

The cost of goods sold for the three months ended December 31, 2006 was $3,071,607, resulting in a gross margin of $623,303.

Selling, General and Administrative Expenses:

(i)

General and Administrative. General and administrative costs are comprised primarily of contractor expenses as they relate to management and operational staff, stock based compensation, legal, accounting and other professional fees, travel expenses, marketing and corporate communications and facility and information technology costs. For the three months ended December 31, 2006, general and administrative expenses were $335,757, representing an increase of $210,283 or 63% over the same period in 2005. For the six months ended December 31, 2006, general and administrative costs were $547,142, representing an increase of $342,281 or 63% over the same period in 2005. The increase in costs was primarily related to the newly acquired PTL business, costs associated with the acquisition of PTL, and an increase in activity related to the Moventis business plan.

(ii)

Accrued Operating Deficit. Since inception to June 30, 2006, Moventis has accumulated a deficit of $3,964,151. This was primarily attributed to prior business activities that required capital for product development, marketing and systems.  A deficit from current operations for the period of July 1, 2006 to December 31, 2006 of $164,795 has accumulated under the current acquisition business model.

(iii)

Stock-Based Compensation. In the three months ended December 31, 2006, Moventis expensed $33,719 which was directly related to the employee stock option plan. For the six months ended December 31, 2006 this amount was $68,938. For the same periods ended December 31, 2005, we did not have any stock-based compensation expenses.

(iv)

Foreign Currency loss (gain):  In the period ended December 31, 2006, Moventis had a foreign currency loss of $23,669, representing an increase of $23,669 from 2005. This loss was due to currency exchange rate fluctuations between the U.S. and Canada.

(v)

Interest Amortization on Warrants: In the period ended December 31, 2006, Moventis had an amortization expense of $60,680, which was related to warrants issued as part of the financing for the PTL acquisition. This amount was an increase of $60,680 over the same period in 2005.

(vi)

Depreciation: For the three months ended December 31, 2006, Moventis had a depreciation expense of $46,362, representing an increase of $44,188 or 2,032%.  For the six months ended December 31, 2006, we had a depreciation expense of $47,050, representing an increase of $41,407 or 733%.  These increases are attributed to the acquisition of PTL and the depreciation of its manufacturing equipment. Our property and equipment holdings as at December 31, 2006 increased to $940,185, after depreciation, an increase of $934,883 over December 31, 2005.

Operating Profit/Loss: For the three months ended December 31, 2006, Moventis had a net profit of $47,278, representing a gain of $226,254 or 479%.over the same period in 2005 when we reported a net loss of $178,976. For the six months ended December 31, 2006, we had a net loss of $164,795 compared to a net loss of $300,207 for the same period in 2005, representing a gain of $135,412 or 82%.

Interest Expense/Income: For the three months ended December 31, 2006, Moventis incurred an interest expense of $81, 386 and interest income of $6,526 for a net interest expense of $74,860. The interest expense is attributed to short term loans and other credit facilities. The interest income of $6,526 was related to short term investments of debenture funds on deposit pending the closing of the PTL acquisition.

Income Taxes: During the period ending December 31, 2006, Moventis generated a profit of $47,278, but a Moventis generated a loss of $164,795 for the six months ended December 31, 2006. We do not expect to incur any income tax expenses for the period ended December 31, 2006.

Liquidity and Capital Resources

Financial Condition: As of December 31, 2006 we had $133,206 in cash but as compared to $96,218 in cash at June 30, 2006. The primary use of our cash flow is operations. Operating cash outflows include payments to vendors for product procurement, consultants, office rent and facilities, services and supplies. Factors that impact our operating earnings that do not impact cash flows include depreciation and amortization as well as share based compensation. Changes in working capital generally correspond to operating activity. During the last fiscal period, operating cash flow was impacted by expenses related to the payment of obligations related to finalizing the acquisition of PTL, increased legal and accounting fees and other costs associated with the due diligence and agreement to acquire PTL.

Credit Agreements:  PTL has an operating line of credit facility with HSBC Group (‘HSBC”) (see Note 10e in the Financial Statement notes for complete details). This operating facility is for $2,960,445 ($3,450,000 CAD). We also have two demand loans for equipment with the HSBC, which as of December 31, 2006, had remaining balances of $77,877 and $147,007. All credit agreements are current and in good standing.

Financing Activities. Moventis has typically raised funds through the sales of common stock and the issuance of debt. Funds have primarily been used for the due diligence and acquisition of PTL and for operations and the reduction of debt in accordance with normal repayment terms. During the three months ended December 31, 2006, we carried out the following financing activities:

1)

Common Stock Issuance.

During the three month period ended December 31, 2006, Moventis issued 1,833,564 shares of common stock at $0.578 as required under the purchase agreement to complete the acquisition of PTL.  In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

2)

Convertible Secured Debenture Issuance.

During the six months ended December 31, 2006, Moventis raised funds through the sale of Units (“Unit”) of a convertible secured debenture with common share purchase warrants to accredited investors. The debentures were subject to us closing the purchase of PTL Electronics which occurred on November 22, 2006. As of closing, we had received an aggregate of $1,799,706 in subscriptions under the secured convertible debenture offering.

Each $25,000 Unit is comprised of (i) a convertible secured debenture and (ii) 12,295 common share purchase warrants. Each $25,000 debenture Unit is convertible, at the option of the holder, into 32,493 shares of Moventis’ common stock.  The conversion is as follows:

a)  One-third of each $25,000 debenture Unit is convertible at a price of US$0.65 per Share into 12,819 common shares;

b)  One-third of each $25,000 debenture Unit is convertible at a price of US$0.80 per Share into 10,416 common shares; and

c)  One-third of each $25,000 debenture Unit is convertible at a price of US$0.90 per Share into 9,258 common shares.

Each $25,000 Unit entitles the holder to purchase 12,295 additional common shares for a period of three years from the closing date of the debenture as follows:  6,147 of the warrants will have an exercise price of US$0.65; and 6,148 of the warrants will have an exercise price of US$0.80.

The debentures contain the following material provisions:

(i)  maturity date of September 30, 2009,

(ii)  10% annual interest rate, payable semi annually. The interest rate may be increased to a maximum of 14% in the event we issue debt bearing a higher interest rate to a senior lender under certain circumstances,

(iii) Moventis has right of first refusal upon proposed transfers by debenture holders,

(iv)  a 2% increase in the interest rate in the event that the daily volume weighted average price (the “VWAP”) of our common shares does not exceed US$0.75 per share for the ten trading days immediately preceding September 30, 2007. If the interest rate on the debentures has previously increased as a result of the third party institutional investor adjustment outlined above, then no further increase of the interest will be made in respect to the VWAP.

At the end of the three month period ending December 31, 2006, Moventis had received an aggregate of $1,799,706 in subscriptions under the debenture, which are convertible into common stock at the option of the holder as follows:

Principal Dollar Amount of Subscribed Debentures	Conversion Price	Aggregate Number of Common Shares Convertible by Debenture Holders
$ 599,894.70	US$0.65	922,816
$ 599,926.70	US$0.80	749,828
$ 599,884.60	US$0.90	666,467

In accordance with the common share purchase warrants associated with the debenture offering, if exercised by the holders, Moventis will issue to the debenture purchasers, warrants to purchase an aggregate of 885,194 of our common stock with exercise prices as follows:

Exercise Price	Aggregate Number of Common Shares exercisable by Debenture holders
US$0.65	442,561
US$0.80	442,633

In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

          3)  Unsecured $500,000 Loan Transaction

On October 18, 2006, Moventis entered into a $500,000 unsecured loan (the “Loan”) agreement with Vision Capital Advisors LLP, through its Vision Opportunity Master Fund, Ltd. (“Vision”).  Moventis is required to make ten consecutive monthly payments consisting of principal and interest in the amount of $52,319.25 commencing on November 19, 2006 through the final payment date of August 19, 2007.

The Loan carries an interest rate of 10% per annum for the term of the loan which is ten months. Any monthly installment payments that are not paid on or before the due date will accrue interest at 14% per annum until such past due interest and principal is paid. In connection with the Loan, Moventis also issued to Vision warrants to purchase 2,000,000 shares of our common stock within five years from the date of the Loan. The exercise prices for the Vision warrants are as follows:

Exercise Price	Number of shares of common stock
US$0.65	First 1,000,000
US$1.00	Remaining 1,000,000

In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

As part of the Loan Agreement, Moventis agreed to file to a registration statement on or before September 30, 2007 to register the shares of common stock underlying the warrants, and to use best efforts to have such registration statement declared effective by the Securities and Exchange Commission no later than February 5, 2008.

In connection with the Vision Loan, Moventis paid a commission to Joseph Capital LLP (“Joseph”). in the amount of $35,000 cash and warrants to purchase 193,846 shares of our common stock within five years of the date of the warrants. The exercise prices for the Joseph warrants are as follows:

Exercise Price	Number of shares of common stock
US$0.65	123,846
US$1.00	70,000

In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

        4)  Unsecured $150,000 Loan Transaction

On November 3, 2006, Moventis entered into a $150,000 unsecured loan agreement (the “FWP Loan”) with FWP Acquisition Corp. (“FWP”). Under the FWP Loan, Moventis is required to pay 10 consecutive monthly payments consisting of principal and interest in the amount of $17,736.23 commencing on December 3, 2006 and payable on the same day of each successive month until September 3, 2007. Fraser Atkinson, a director of Moventis is the President and a major shareholder of FWP.

The FWP Loan carries an interest rate of 10% per annum for the term of the loan which is 10 months. Any monthly installment payments that are not paid on or before the due date will accrue interest at 14% per annum until such past due interest and principal is paid. In connection with the FWP Loan, Moventis issued to FWP, warrants to purchase 600,000 shares of our common stock within five years of the date of the warrants. The exercise prices for the warrants associated with the FWP Loan are as follows:

Exercise Price	Number of shares of common stock
US$0.65	First 300,000
US$1.00	Remaining 300,000

In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

Moventis has also agreed to file to a registration statement by September 30, 2007 to register the shares of common stock underlying the warrants, and to use best efforts to have such registration statement declared effective by the Securities and Exchange Commission no later than February 5, 2008.

 5)  Unsecured $200,000 Loan Transaction

On November 3, 2006, Moventis entered into a $200,000 unsecured loan (the “Bridge Loan”) with Stephen Pasquan (the “Lender”) pursuant to a promissory note. Under the Bridge Loan, we are required to make one payment of principal and interest of $202,465.75 forty-five (45) days from receipt of funds.

The Bridge Loan carries an interest rate of 10% per annum for the term of the loan which is 45 days. Any monthly installment payments that are not paid on or before the due date will accrue interest at 14% per annum until such past due interest and principal is paid. In connection with the Bridge Loan, Moventis also issued to the Lender, warrants to purchase 125,000 shares of common stock within five years of the date of the warrants. The exercise price for the Warrants is $0.65.

On December 19, 2006, Moventis and the Lender amended the re-payment schedule for the Bridge Loan. The new terms of the Bridge Loan required that Moventis repay the Bridge Loan and interest in two payments, the first payment in the amount of $75,625 constituting principal of $75,000 and interest of $625 on or before December 19, 2006, and the second and final payment on or before January 31, 2007 in the amount of $128,381.75, constituting $125,000.00 in principal and $3,381.75 in interest. In connection with the Bridge Loan amendment, Moventis issued the Lender warrants to purchase 75,000 shares of common stock within five years of the date of the warrants.  The exercise price for the Warrants is $0.65.

In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

6) PTL Shareholder Debenture $2,041,011 (2.3 million CDN)

On November 22, 2006 in connection with the closing of the PTL acquisition, Moventis delivered to the shareholders of PTL, non-interest bearing convertible debentures in the aggregate amount of $2,041,011 (CDN$2,300,000) payable nine months after closing, with provisions to extend at Moventis’ discretion for an additional three months with interest accruing at 10% per annum on any portion that remains unpaid nine months after closing. The debentures are convertible by Moventis into common stock at any time prior to or on the maturity date. The conversion price is equal to eighty-five percent (85%) of the Canadian currency conversion equivalent of the average of Moventis’ common stock closing prices on the OTC Bulletin Board for a period of twenty consecutive trading days ending on the fifth trading day before the date of determination. The debentures also provide that in no event will the conversion price be less than US$0.35 or more than US$1.10.

In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

Investing Activities. Cash used for investing activities generally reflects the acquisition of assets. There was no cash used for investing activities during the period ended December 31, 2006.

Current Material Commitments for Capital Expenditures.  On November 22, 2006 Moventis acquired PTL Electronics Ltd., for $6,138,609 ($7,000,000 CDN). In order to close the PTL acquisition, Moventis has entered into a variety of material commitments for an aggregate of $5,128,545 gross proceeds from the subscription of privately placed common stock, warrants, and secured, unsecured and convertible debentures as described in the preceding items 1-6. As of December 31, 2006 these commitments include the following:

(a)

$1,799,706 in secured convertible debentures, maturing September 30, 2009.

(b)

$650,000 in unsecured promissory notes repayable over 10 months. As at December 31, 2006 a total of $120,334.27 consisting of principal and interest has been repaid.

(c)

an unsecured $200,000 promissory note to be paid in full by Jan 31, 2007. As at December 31, 2006, Moventis had repaid $75,625.  As at January 31, 2007, as required under the promissory note agreement and amendment, Moventis has repaid the promissory note in full in the total amount of $204,006.75, constituting $200,000 in principal and $4,006.75 in interest.

(d)

$2,041,011 (CDN $2,300,000) in convertible debentures, maturing August 22, 2007.

(e)

$437,828 (CDN $500,000) cash due August 22, 2007 as the final cash installment payment associated with the purchase of PTL.

Cash Requirements

As of December 31, 2006, Moventis had a working capital deficit of $2,328,531 which requires us to arrange additional financing in order to fund our business activities. Continual business operational efforts will be dependent on our ability to raise additional financing. To close the acquisition of PTL on November 22, 2006, Moventis raised an aggregate of $2,626,970 in gross proceeds from the subscription of a variety of secured, unsecured and convertible debentures and warrants. Moventis intends to use funds from both the sale of securities and current credit facilities to finance ongoing operations and for general and administrative expenses, business development and marketing.

Moventis’ financial statements for this fiscal period were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Our financial condition raises doubt as to our ability to continue operations without additional equity or debt financing. Our ability to raise additional capital through debt and equity financing is presently uncertain.

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

Revenue Recognition. Revenue for manufacturing and assembly contracts is generally recognized upon shipment to the customer which represents the point at which the risks and rewards of ownership have been transferred to the customer.  We have a limited number of consignment arrangements with customers which require we retain ownership of inventory until it has been utilized by the customer in its manufacturing process.  Revenue for these arrangements is recognized upon utilization by the customer in its manufacturing process.

The Company has no obligations to customers in terms of parts since the warranty obligations remain with the vendor that supplies the parts. The Company does have an obligation for one year from date of shipment for workmanship.  Warranty costs are included as part of Costs of Goods Sold.

Inventories. Inventories are stated at the lower of cost or net recoverable value and are comprised of raw materials and work in process.  Cost of raw materials is determined using the first-in-first-out method (FIFO). The majority of raw materials inventory is purchased upon the receipt of customer purchase orders. Cost of work in process includes materials, direct labor and overhead allocation.

Product Warranty Reserves. Moventis has no obligations to customers for components contained in its products as any warranty relating to customer specified components remains with the component supplier.  Moventis does have a warranty obligation for workmanship for one year from date of shipment.  We have recorded a warranty liability which is estimated by management based on experience and has been recorded in accounts payable and accrued liabilities.  The estimation of future warranty costs requires that management make certain assumptions.  Actual warranty costs could differ from these estimates.

Receivables.  Moventis maintains an allowance for doubtful accounts for estimated losses resulting from customer defaults. Moventis performs ongoing evaluations of its customers considering among other things, the customers’ payment history and current ability to pay. A provision for uncollectible amounts is adjusted based on these evaluations and historical experience. If the financial condition of a customer were to deteriorate, resulting in an impairment of that customer’s ability to make payments to Moventis, additional reserves may be required. Generally, accounts are written-off upon the exhaustion of all reasonable collection efforts.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the property and equipment, except in the year of purchase in which the Company uses 50% of the normal rate.  Depreciation and amortization expenses on property and equipment were $46,362 for the three months ended December 31, 2006 and $2,174 for the same period in 2005.

Asset Classification	Depreciation Rate
Production Equipment	30% declining balance
Furniture and Fixtures	20% declining balance
Computer equipment	45% declining balance
Leasehold improvements	Straight line over 5 years

Maintenance and repairs are charged to expenses as incurred.  Major improvements and tooling costs are capitalized and depreciated using the straight-line method over their estimated useful lives.  The cost and accumulated depreciated of property and equipment retired or otherwise disposed of is removed from the related accounts, and any resulting gain or loss is credited or charged to operations.

Stock-based Compensation.  In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS123R effective January 1, 2006 on the modified prospective basis.

During the quarter the Company issued 1,380,090 stock options at a calculated grant date fair value of $609,050 using a Black-Scholes model of which  $429,050 was charged to the cost of the transaction in the fiscal quarter ended December 31, 2006 and  the balance of $180,000 will be expensed over the vesting period of the options with a corresponding credit to Additional Paid-in Capital.  This resulted in $33,719 being expensed to stock based compensation this quarter plus $35,219 for stock options granted in prior periods.

Goodwill.  In assessing Moventis’ goodwill for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, Moventis is required to assess the valuation of its reporting units, which involves making significant assumptions about the future cash flows and overall performance of its reporting units. Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, Moventis may be required to record impairment charges in its goodwill.

Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns.  Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using the currently enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. Income tax expense (benefit) is the tax payable (receivable) for the period and the change during the period in deferred income tax assets and liabilities.

Foreign Exchange.  The functional currency for Moventis and its subsidiary, PTL Electronics is the Canadian dollar. The consolidated entity’s financial statement presentation is in US dollars. Foreign denominated monetary assets and liabilities are translated to their US dollar equivalents using the foreign exchange rate that prevailed at the balance sheet date. Non-monetary items are translated at historical exchange, except for items carried at market value, which are translated at the rate of exchange in effect at the balance sheet date. Exchange gains or losses arising from foreign currency translation are included in the determination of net profit (loss) for the year.

Long-Lived Assets.  The carrying value of long lived assets, which includes property, plant and equipment, is reviewed for impairment whenever events or circumstances indicate the recoverable value may be less than the carrying amount. Recoverable value is based on estimates of undiscounted future net cash flows expected to be recovered from specific assets or groups of assets through use of future disposition.

Impairment charges are recorded in the period in which determination of impairment is made by management. Assets with indefinite or indeterminable lives which include goodwill are not amortized and are reviewed for impairment on a reporting period basis using fair value determinations by management’s estimate of recoverable value.

Intangible Assets is the determined value of Customer Relations and Contracts of PTL and is being amortized on a straight line basis over the estimated life of five years.  $25,494 was expensed in the three month period ended December 31, 2006.

Cost of Sales.  Cost of sales includes materials, labor, and overhead costs associated with PTL’s EMS contract manufacturing business.

Earnings (loss) Per Share.  Basic earnings (loss) per share figure have been calculated using the weighted monthly average number of shares outstanding and fully diluted shares during the period.

Recognition Criteria.  Gains are recognized when realized. Expenses and losses are recognized when an expenditure or previously recognized asset does not have future economic benefit. Expenses that are not linked with specific revenues are related to a period on the basis of transactions or events occurring in that period or by allocation to the periods in which they apply. The cost of assets that benefit more than one period is normally allocated over the periods benefited.

Risk Management.

Currency Risk. Although Moventis conducts its manufacturing business primarily in Canada, the majority of its purchases are from sources in the United States and the Peoples Republic of China. Moventis does not hedge its foreign currency exposure and accordingly may be at risk for foreign currency exchange fluctuations.

 Credit Risk. Credit risk is managed by dealing only with customers whose credit standings meet internally approved policies, and by ongoing monitoring of credit risk. As of December 31, 2006, Moventis did not have significant concentrations of credit exposure to any one customer or related groups of customers.

Interest Rate Risk. Moventis currently has potential exposure to interest rate risk due to bank indebtedness and two demand non-revolving loans with floating interest rates. The maximum available under the operating credit facility is $2,960,455 ($3,450,000 CDN) at the end of the period ended December 31, 2006.

Factors Affecting our Results of Operation and Financial Condition

Investing in our securities involves a high degree of risk. The following risk factors should be carefully considered and other information included or incorporated by reference into this report, including our financial statements and the related notes thereto. Also to be carefully reviewed and considered are all of the risk factors set forth in our Form 10-KSB for the period ended June 30, 2006. However, the risk factors set forth below and in the Form 10-KSB are not the only risks that we may face. Additional risks and uncertainties that we do not presently know about, or have yet to identify, may also adversely affect our business. Our business, operating results and financial condition could be seriously harmed and an entire investment could be lost by the occurrence of any of the following risks, or by unforeseen risks not listed below or in our Form 10-KSB.

Our ownership by directors and officers.

As of February 10, 2006, our officers, directors and affiliates collectively beneficially owned approximately 15,861,177 shares, or 49.9% of our outstanding Common Stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

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

The notes to our audited financial statements raise doubt about our ability to continue as a going concern. From July 1, 2006 to December 31, 2006 Moventis incurred a loss of $164,795 under its new business plan, for a cumulative deficit of $4,126,717. This deficit, coupled with a working capital deficit of $2,328,531, emphasizes the need for Moventis to obtain additional funding if it is to continue as a going concern. Management is in the process of identifying sources of funds which are anticipated to be raised through the issuance of common shares and/or convertible debentures. Our financial condition raises doubt as to our ability to continue operations without additional equity or debt financing as described in the explanatory paragraph of the report of our independent auditor and note 1(c) of our financial statements. The presentation of our financial statements assumes that we will continue as a going concern and our assets and liabilities are recorded on the basis that the business will continue for the foreseeable future. In order to continue as a going concern, we must carry out our business plan and achieve profitability, which may not occur in the foreseeable future. If we are unable to continue as a going concern, the proceeds from the liquidation of our assets may not be sufficient to discharge our liabilities as they become due, placing us at risk of legal proceedings, including bankruptcy proceedings, being initiated by our creditors. Our inability to continue as a going concern will result in a significant loss of value of our common stock.

We face potential losses related to general factors and acquisitions of target companies.

We expect to experience significant fluctuations in operating results and net income in future periods because of many factors including, among others: general economic conditions; changes in the demand for products of our subsidiaries; competitive pricing pressures; personnel changes; and changes in operating expenses.

In addition, the acquisition of target companies may cause fluctuations in operating results due to in-process due diligence, research and development charges, the amortization of acquired intangible assets and the integration costs recorded in connection with such acquisitions.

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may in the future cause us to perform below the expectations of investors.

We face additional risks from international operations.

Much of our business is conducted in Canada. We may be exposed to inherent market risks due to the international aspects of our business activities, which include, among others: unexpected changes in regulatory requirements; legal uncertainty; costs and risks of locating and investigating suitable acquisitions; the limitations imposed by U.S. and Canadian laws; changes in markets caused by a variety of political, social and economic factors; tariffs and other trade barriers; potential tax benefits; adverse business conditions in specific industries; difficulties in managing international operations; currency exchange rate fluctuations; potentially adverse tax consequences; and the burdens of complying with a wide variety of foreign laws.

We could issue a substantial number of shares of common stock and warrants in an acquisition.  This may cause a decline in the market price of our common stock.

The consideration to be issued in an acquisition of a target company could be shares of common stock, warrants and/or convertible securities to purchase shares of our common stock. The number of shares of our common stock could be increased by the shares issued and the shares issued upon exercise of warrants and conversion of convertible securities. As a result, the number of shares available for sale could increase, which may adversely impact the market price of our stock.

Our customers may adjust the level and timing of their orders and the accuracy of their forecasts.

The volume and timing of orders placed by our customers may vary due to the variation in demand for our customers' products, our customers' inventory management, new product introductions and manufacturing strategy changes, and consolidations among our customers. This could have an adverse affect on our ability to predict and maintain annual and quarterly operational margins in the future.

Our customer’s changing product delivery requirements could adversely impact us.

The delivery requirements requested by our customers could change, which could change the effective dates for when revenues would be accounted for, if at all. This may have a negative effect on our reported results if the revenues affected are not accounted for in the previously forecasted reporting period or if orders are cancelled.

Economic, market and other conditions may adversely effect our business operations.

The industries in which our subsidiary operate are affected by changes in international, national, regional, and local economic and political conditions, consumer preferences and perceptions, spending patterns, confidence, demographic trends, seasonality, weather events and other calamities and the effects of war or terrorist activities and any governmental responses thereto. Factors such as inflation, labor and benefit costs, legal claims, disruptions to supply chain or changes in the price, availability, and shipping costs of supplies, and utility and other operating costs also affect operations and expenses.

We may be affected by manufacturing and operational changes.

The occurrence of any of the following factors is likely to result in increased operating costs and depressed profitability of Moventis’ and its subsidiary’s operations: higher transportation costs, shortages or changes in the cost or availability of qualified workforce and other labor issues, equipment failures, disruptions in supply chain, price fluctuations, climate conditions, industry demand, changes in international markets, and the adoption of additional environmental or health and safety laws and regulations. Moventis’ manufacturing operations in Canada are also subject to competition, which could have a negative impact on Moventis operating margins

We may encounter cash flow fluctuations related to our debt agreements.

We have utilized various short and intermediate debt instruments to facilitate the acquisition process. As a result of these financings, cash flows in future periods may fluctuate significantly due to the requirements for lump sum payments as the short and intermediate term debts mature.

We may face increased costs if the efficiencies achieved in managing inventories and fixed assets are not maintained.

The volume and timing of orders placed by our customers may vary due to variation in demand for our customers' products, our customers' inventory management, new product introductions and manufacturing strategy changes, and consolidations among our customers. This could have an adverse effect on our ability to predict and maintain annual and quarterly operational margins in the future.

We may be negatively impacted by fluctuations in materials costs and the availability of materials.

The market prices and the availability of the materials that are used in the manufacture of the products that we produce could increase, causing adverse affect on our ability to maintain our operating profit margins.

Government Regulation

Some aspects of our future operations may be subject to supervision and regulation by state, provincial and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions. Those items include, but are not limited to: acquisition targets may have some licensing requirements in some jurisdictions, the governance of any secured transactions we may enter into, privacy issues, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, and information security. Such future regulations may end up having material adverse effect on our business.

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosed controls and procedures were effective.

Internal Control over Financial Reporting

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

There were no changes during the quarter covered by this report in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

a)  Unregistered Sales of Equity Securities during the Quarter Ended December 31, 2006

(i)

On October 18, 2006 Moventis, in connection with the $500,000 short term unsecured loan from Vision Opportunity Master Fund, Ltd., issued 2,000,000 share purchase warrants. Please see Note10b of Moventis’ unaudited financial statements for the reporting period ended December 31, 2006 for the terms of the warrants.

(ii)

On November 3, 2006 Moventis, in connection with the $150,000 short term unsecured loan with FWP Acquisition Corp., issued 600,000 share purchase warrants. Please see Note 10c of Moventis’ unaudited financial statements for the reporting period ended December 31, 2006 for the terms of the warrants.

(iii)

On November 3, 2006 Moventis, in connection with the $200,000 short term unsecured loan, issued 125,000 share purchase warrants. Please see Note 10d of Moventis’ unaudited financial statements for the reporting period ended December 31, 2006 for the terms of the warrants.

(iv)

On December 19, 2006 Moventis, in connection with the aforementioned $200,000 short term unsecured loan issued 75,000 additional share purchase warrants as part of an amendment to the repayment schedule. Please see Note 10d of Moventis’ unaudited financial statements for the reporting period ended December 31, 2006 for the terms of the warrants.

(v)

On November 22, 2006 Moventis completed the acquisition of PTL Electronics and in connection with the transaction Moventis issued 1,833,564 shares of common stock of Moventis to the sellers of PTL Electronics. The shares were issued at a value of $0.578 for aggregate proceeds of $1,059,800. In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

(vi)

Moventis has issued multiple units consisting of convertible secured debentures and common share purchase warrants to seventeen (17) accredited investors consisting of existing shareholders, insiders and business associates. These debentures were subject to Moventis completing the purchase of PTL Electronics which occurred November 22, 2006.  Moventis has received an aggregate of $1,799,706 in subscriptions under the $2,500,000 convertible debenture offering. Please see Note 11 to Moventis' unaudited consolidated financial statements for the reporting period ended December 31, 2006 for the terms of the units.

In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

b)  Use of proceeds

The issuance and sales of our common stock in this period was used to fund the acquisition of PTL Electronics and the operations of Moventis.

Item 6 - Exhibits

Exhibits
See Exhibit Index

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 20, 2007	MOVENTIS CAPITAL, INC.
(Registrant)

		By:	/s/ Blake Ponuick
Blake Ponuick, President, Director,
Principal Executive Officer

		By:	/s/ Walter Kloeble
Walter Kloeble, Director,
Principal Financial Officer

Exhibit Index

3(i).1[1]	Certificate of Incorporation dated May 7, 1997, amended October 16, 1997, April 8, 1999 and February 3, 2006.

3(i).2[1]	Certificate of amendment October 16, 1997.

3(i).3[1]	Certificate of amendment April 8, 1999.

3(i).4[4]	Certificate of amendment February 3, 2006.

3(ii).2[1]	Bylaws of Micro Millennium, Inc, and the Resolution of the Board of Directors approving amendment to the Bylaws to affect the change to Moventis Capital, Inc.

3(ii).2[1]	Resolution of the Board of Directors approving amendment to the Bylaws to affect the change to Moventis Capital, Inc.

10.1[3]	Agreement for the Purchase of Shares dated May 8, 2006.

10.2[6]	Form of Subscription for Units Agreement

10.3[6]	Form of Secured Convertible Debenture Agreement dated September 30, 2006

10.4[6]	Form of General Security Agreement with Secured Convertible Debenture holders dated September 30, 2006.

10.5[6]	Form of Common Shares Purchase Warrant with Secured Convertible Debenture holders dated September 30, 2006.

10.6[6]	Form of Registration Rights Agreement with Debenture holders

10.7[7]	Accredited Investor Private Placement document with JMS Capital Partners LLC dated September 30, 2006.

10.8[5]	Promissory Note with Vision Opportunity Master Fund Ltd., dated October 18, 2006.

10.9[5]	Common Shares Purchase Warrant with Vision Opportunity Fund Ltd., dated October 18, 2006.

10.10[5]	Registration Rights Agreement with Vision Opportunity Fund Ltd., dated October 18, 2006.

10.11[7]	Promissory Note with FWP Acquisition Corp., dated November 3, 2006.

10.12[7]	Common Shares Purchase Warrant with FWP Acquisition Corp., dated November 3, 2006.

10.13[7]	Registration Rights Agreement with FWP Acquisition Corp., dated November 3, 2006.

10.14[7]	Promissory Note with Stephen Pasquan, dated November 2, 2006.

10.15[7]	Common Shares Purchase Warrant with Stephen Pasquan, dated November 2, 2006.

10.16	Common Shares Purchase Warrant with Stephen Pasquan, dated December 19, 2006.

10.17	Acknowledgement Agreement with Stephen Pasquan, dated December 18, 2006.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

[1]	Incorporated by reference from the Registration Statement on Form 10-SB filed by Moventis with the Commission on February 1, 2000.

[2]	Incorporated by reference from the Form 8-K filed by Moventis with the Commission on February 27, 2006.

[3]	Incorporated by reference from the Form 8-K filed by Moventis with the Commission on May 16, 2006.

[4]	Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, filed by Moventis with the Commission on October 13, 2006.

[5]	Incorporated by reference from the Form 8-K filed by Moventis with the Commission on October 23, 2006 as amended on October 24, 2006.

[6]	Incorporated by reference from the Form 8-K filed by Moventis with the Commission on October 24, 2006.

[7]	Incorporated by reference from the Quarterly Reports on Form 10-QSB for the fiscal quarter ended September 30, 2006, filed by Moventis with the Commission on November 13, 2006.