Form 10QSB/A
period 2006-12-31
MOVENTIS CAPITAL, INC.
filed 2007-05-17
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number:	0-29285

MOVENTIS CAPITAL, INC.
(Name of Small Business Issuer in its charter)

Delaware	52-2058364
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

Suite 304, 1959-152 Street, White Rock, British Columbia V4A 9P3
(Address of principal executive offices)

(604) 535-3900
Issuer’s telephone number

Former name, former address, and former fiscal year, if changed since last report

Check whether the registrant (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act: Yes ☐  No ☒

As of February 10, 2006, the registrant’s outstanding common stock consisted of 27,901,302 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

EXPANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A is to restate our Unaudited Consolidated Financial Statements (the “Company”) for the quarter ended December 31, 2006, to change the accounting of certain financing related warrants, beneficial conversion features on convertible debentures, foreign currency translation treatment on goodwill, and recalculation of the company’s stock based compensation. In our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed February 20, 2007 the amortization of warrants, beneficial conversion features, foreign currency translation on goodwill and stock based compensation expense were not accounted  for correctly. The restatement was necessary after further review of available Financial Accounting Standards Board (FASB), Emerging Issues Task Force (EIFT) and Securities and Exchange Commission (SEC) guidance, regarding the accounting of Convertible Debt and Debt with stock purchase (APB 14), whether the warrants would be a derivative instrument and should be treated as an equity instrument or a liability instrument (EIFT 00-19), accounting for Convertible Securities with Beneficial Conversion Feature of Contingently Adjusted Conversion Ratios (EIFT 98-5), accounting for Convertible Securities with Beneficial Conversion Feature which also contain detachable warrants (EIFT 00-27) , and Foreign currency translation and methodology (FASB statement 52) as it relates to Goodwill. The items which are amended and restated herein are:

1.

Part I, Item 1 – Financial Statements (including applicable footnotes),

2.

Part I, Item 2 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations; and

3.

Part II, Item 6 – Exhibits

While the Company believes that the reclassification is appropriate, the company cannot assure that the Financial Accounting Standards Board (FASB), the Emerging Issues Task Force (EIFT) and/or the SEC will provide contrary guidance in the future as the EFIT further refines their position under EIFT 00-19, EIFT 98-5, and EIFT 00-27.

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 in the form filed with the SEC on February 20, 2007. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosure set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosure in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

MOVENTIS CAPITAL, INC.

INDEX TO FORM 10QSB/A

		PAGE

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F-2

Item 2.	Management Discussion and Analysis or Plan of Operation	25

Item 3.	Controls and Procedures	38

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Securities and use of Proceeds	37

Item 3.	Control and Procedures	38

Item 6.	Exhibits	40

SIGNATURES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Balance Sheets as of December 31, 2006 (unaudited) and June 30, 2006 (audited)	F-2

Consolidated Statements of Operations for the Three-and Six-Month Periods Ended December 31, 2006 and 2005 (unaudited)	F-3

Consolidated Statements of Cash Flows for the Six-Month Periods Ended December 31, 2006 and 2005 (unaudited)	F-4

Notes to Unaudited Consolidated Financial Statements	F-5

MOVENTIS CAPITAL, INC.
Consolidated Balance Sheets (In US dollars)
( Unaudited Prepared by Management)
	December 31, 2006 (Restated)	June 30, 2006
ASSETS
Current Assets
Cash	133,206	96,219
Accounts Receivable, net of allowance for	4,620,783	-
doubtfull accounts of $95,483 (2006 - $ 0)
Accounts Receivable Other	104,563	6,585
Related Party Receivables (note 7)	147,221	-
Inventory (note 8)	2,468,693	-
Prepaid Expenses	12,007	12,926
Total current assets	7,486,472	115,730
Capital Assets Net (note 9)	940,185	9,352
Long term Receivable (note 9)	201,415	-
Goodwill (note 11)	4,129,638	-
Intangibles (note 11)	676,273	-
Total Assets	13,433,984	125,082
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank indebtedness (note 12)	2,960,455	-
Bank overdraft (note 12)	151,869	-
Accounts Payable & Accrued Liabilities	2,931,016	115,586
Deferred Revenue	136,754	-
Taxes Payable	175,196	-
Convertible Debenture's and Short term loan (note 13)	2,402,791	-
Other Payable (note 14)	546,071	-
Short Term Loan (note 15 a & b)	528,318	-
Due to Related Parties (note 16)	136,243	10,733
Total current liabilities	9,968,711	126,319
Long term liabilities
HSBC debt (note 17)	224,884	-
Convertible Debenture's (note 18)	1,799,706	-
Total long term liabilities	2,024,590	-
Shareholder's equity
Capital Stock (note 20)
Authorized: 75,000,000 common shares
at $0.001 par value	27,900	25,853
Issued and outstanding: 27,901,302 common shares
(June 30, 2006 - 25,853,452)	6,913,547	3,941,006
Other Comprehensive Income	(6,211)	(3,945)
Deficit	(5,494,553)	(3,964,151)
Total equity	1,440,683	(1,237)
Total Liabilities and Shareholders' Equity	13,433,984	125,082
Commitments (note 19)

The accompanying notes are an integral part of these financial statements

MOVENTIS CAPITAL, INC.
Consolidated Statements of Earnings (In US dollars)
( Unaudited Prepared by Management)
	Three months ended December 31,		Six months ended December 31,
	2006 Restated	2005	2006 Restated	2005
Revenue	3,694,909	-	3,694,909	-
Cost of Sales	3,071,607	-	3,071,607	-
Gross Margin	623,303	-	623,303	-
Operating Expenses
Sales and Marketing	34,696	13,828	34,696	15,078
General and Administration	302,038	125,474	478,204	204,861
Stock based compensation	177,551	-	212,770	-
	514,286	139,302	725,671	219,939
Earnings (loss) Before Interest, taxes, deprecation and amortization	109,017	(139,302)	(102,368)	(219,939)
Foreign currency loss	116,934	-	116,934	-
Amortization	-	37,500	-	75,000
Deprecation	46,362	2,174	47,050	5,643
Amortization of Loans & Debenture	1,189,190	-	1,189,190	-
Interest	81,386	-	81,386	-
Interest Revenue	6,526	-	6,526	375
Earnings (loss) Before Income Taxes	(1,318,329)	(178,976)	(1,530,402)	(300,207)
Income taxes	-	-	-	-
Net (loss) earnings for the period	(1,318,329)	(178,976)	(1,530,402)	(300,207)
Earnings per share
Basic and fully diluted	(0.05)	(0.01)	(0.06)	(0.01)
Weighted average number of shares
Basic and diluted	26,984,520	23,129,166	26,877,377	22,129,166

The accompanying notes are an integral part of these financial statements

MOVENTIS CAPITAL, INC.
Consolidated Statements of Cash flow (In US dollars)
( Unaudited Prepared by Management)
	Six months ended December 31,
	2006	2005
Operating Activities
Net (loss) earnings for the period	(1,530,402)	(300,207)
Adjustments to reconcile net income to net cash
Used in operating activities
Items not involving cash
Amortization of Loans and Debenture	1,189,190	-
Amortization and Deprecation	47,050	80,643
Stock Based Compensation	212,770	-
Due from related parties	(17,694)	-
Due to related parties	130,027	-
Changes in non-working capital items
Accounts receivable	(955,627)	-
Inventory	1,072,642	-
Prepaid expenses	3,917	(5,633)
Accounts payable and accrued liabilities	477,238	9,560
Net Cash used in operating activities	629,111	(215,637)
Investing Activities
Purchase of Capital Assets	(25,395)	(5,882)
Purchase of PTL (note 5)	(2,626,970)	-
Long term Receivable	(35,613)	-
Net cash used in investing purposes	(2,687,978)	(5,882)
Financing Activities
Bank indebtness	(514,900)	-
Short term loans	540,309	-
Issuance of Convertible debt	1,959,193	-
Capital stock subscribed for cash	-	269,000
Capital stock subscription for payables	-	21,000
Long term debt	(13,988)	(50,000)
Issuance for Shares	75,000	0
Net Cash provided by financing activities	2,045,614	240,000
Effect of foreign currency translation	50,349	(2,965)
Net Cash increase during the period	37,096	15,516
Cash at the beginning of period	96,110	20,522
Cash end of the period	133,206	36,038

The accompanying notes are an integral part of these financial statements

MOVENTIS CAPITAL, INC.

(A Delaware Corporation)

Notes to Consolidated Financial Statements

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

c) Basis of Presentation.

These unaudited consolidated financial statements have been prepared in accordance with Accounting principles generally accepted in the United States of America for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s June 30, 2006 Form 10-KSB.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2006 and June 30, 2006 and the consolidated results of operations and the consolidated statements of cash flows for the six months ended December 31, 2006.  The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

Note 2. GOING CONCERN

These Consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.  The Company incurred losses from inception to June 30, 2006 of $3,964,151 under its previous business models.

From July 1, 2006 to December 31, 2006 the company incurred a loss of $1,530,402 under its new business plan, for a cumulative deficit of $5,494,553.  This deficit, coupled with a working capital deficit of $2,482,239 emphasizes the need for the Company to obtain additional funding if it is to continue as a going concern.  Management is in the process of identifying sources of funds which are anticipated to be raised through the sale of common shares and/or convertible debentures and warrants.

Note 3.  SIGNIFICANT ACCOUNTING POLICIES

a) Revenue Recognition.

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

b) Inventories.

Inventories are stated at the lower of cost or net recoverable value and are comprised of raw materials and work in process.  Cost of raw materials is determined using the first-in-first-out method (FIFO). The majority of raw materials inventory is purchased upon the receipt of customer purchase orders. Cost of work in process includes materials, direct labor and overhead allocation.

c) Product Warranty Reserves.

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

d) Receivables.

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

e) Property and Equipment.

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

f) Goodwill.

In assessing the Company’s goodwill for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, the Company is required to assess the valuation of its reporting units, which involves making significant assumptions about the future cash flows and overall performance of its reporting units.  Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record impairment charges in its goodwill. Goodwill will be tested on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

Intangible assets are amortized using straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment of intangible assets have been identified during any of the period presented.

g) Income Taxes.

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

h) Foreign Exchange.

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

i) Long-Lived Assets.

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

Intangible Assets the determined value of Customer Relations and Contracts of PTL and is being amortized on a straight line basis over the estimated life of five years.

j) Cost of Sales.

Cost of sales includes materials, labor, and overhead costs associated with the Contract Manufacturing business.

k) Earnings (loss) Per Share.

Basic earnings per share figures have been calculated using the weighted monthly average number of shares outstanding and fully diluted shares during the period. Fully diluted shares are calculated using the Treasury method for options and warrants and the If Converted method for convertible debt.

l) Recognition Criteria.

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

m) Risk Management.

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

Interest Rate Risk.  The Company currently has potential exposure to interest rate risk due to bank indebtedness (operating line of credit), two demand non-revolving loans with floating interest rates and a convertible debenture with a 10% per annum interest rate.  The maximum line of credit is $2,960,455 ($3,450,000 CDN) at the end of the period dated December 31, 2006.

Note 4.  RECENT ACCOUNTING PRONOUNCEMENTS

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

During the quarter the Company issued 1,380,090 stock options at a calculated value of $752,882 using a Black-Scholes model.  $437,828 related to the acquisition of PTL and has been charged to the cost of the transaction in the fiscal quarter ended December 31, 2006.  The balance will be expensed over the vesting periods with corresponding credits to Additional Paid-in Capital.   $177,551 was expensed in the quarter and is included in Stock based compensation.

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

On July 13, 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption  permitted. The Company does not believe adoption of Interpretation 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

In 2006, FASB issued Statement No. 157, “Fair Value Measurements”. This new pronouncement provides guidance for using fair value to measure assets and liabilities.  FASB believes the pronouncement also responds to investors’ requests for expanded information about the extent to which corporations’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-market value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. The Company does not believe adoption of Statement 157 will have a material effect on its consolidated balance sheet, results of operations or cash flows.

Note 5.  BUSINESS COMBINATION

On November 22, 2006, the Company through its wholly owned subsidiary PTL Acquisition Co., Inc. (“PTL Acquisition”), acquired 100% of the outstanding common shares and the shareholders’ loans of PTL Electronics Ltd. (“PTL”).  Under the terms of the Share Purchase Agreement (the “SPA”), the On November 22, 2006, the Company through its wholly owned subsidiary PTL Acquisition Co., Inc. (“PTL Acquisition”), acquired 100% of the outstanding common shares and the shareholders’ loans of PTL Electronics Ltd. (“PTL”).  Under the terms of the Share Purchase Agreement (the “SPA”), the Company acquired the net assets and shareholders’ loans for a sum of $6,138,609 ($7,000,000 CDN). The purchase price consists of $3,064,798 ($3,500,000 CDN) in cash, short term loan and $3,073,810 ($3,500,000) in convertible debt and equity.  On close the Company paid $2,626,970 ($3,000,000 CDN) in cash and assumed a short term loan for $437,828 ($500,000 CDN) due on August 22, 2007, $1,059,800 ($1,200,000 CDN) in stock and $2,014,011 ($2,300,000 CDN) convertible debentures (see note 12), and $437,828 ($500,000 CDN) in signing bonuses  to be paid in stock options to two key executives who joined Moventis from PTL.  The PTL Management bonuses are accounted for in the cost of transaction.  The transaction has been accounted for as a business combination by the purchase method, with Moventis Capital, Inc., identified as the acquirer.  The Company’s consolidated statements of operations and comprehensive income (loss) include the operating results of PTL. from November 22, 2006, the date of.

The following tables summarize the preliminary allocation of the purchase price and related acquisition costs to the fair value of the assets and liabilities assumed at the date of acquisition.

Purchase price breakdown
	US Dollars	CDN Dollars
Cash	$2,626,970	$3,000,000
Short Term Loan	437,828	500,000
Convertible Debenture	2,014,011	2,300,000
Common Shares	1,059,800	1,200,000
Total Purchase Price	$6,138,609	$7,000,000

Estimated cost of Transaction	620,079	708,130
Total Consideration	$6,758,688	$7,708,130

Estimated cost of the transaction consist of : legal services $52,166 ($57,938 CDN), contract services $130,085 ($150,192 CDN) and signing bonus $437,828 ($500,000 CDN)

In accordance with SFAS No. 141 (SFA 141), Business Combinations the allocation of the total purchase price to PTL’s tangible and unidentifiable intangible assets acquired and liabilities assumed were based on their fair values as of November 22, 2006 and the residual values were allocated to goodwill. The fair values of liabilities were determined based on market values of traded debt securities, or the present values of the amounts to be paid, unless they were expected to be settled in a short period in which case discounting was not performed.

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

Note 6.  PURCHASE OF SUBSIDIARY

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

Note 7.  RELATED PARTY RECEIVABLES

The total of the receivables from related parties is $147,221. The related parties are to reimburse the Company $96,399 which is due from an agreement created while PTL was a privately held company that concerned the write-off of the PTL investment in Peripheron Technologies Ltd. The related parties (Two Senior Executives employed by PTL) concerned provided a guarantee for an investment in Peripheron Technologies Ltd. which has subsequently been written off due to a decrease in market value of its shares.  The remainder of the receivable of $50,822 is the related parties’ advance,  which will be offset against future bonuses and payments to the related parties.

Note 8.  INVENTORIES

Inventories are recorded at the lower of cost or market on a first-in, first out (FIFO) basis:

	December 31,
	2006	2005
Raw Materials	$1,691,579	$-
Work in Progress	397,28	-
Finished Goods	379,836	-
Net balance	$2,468,693	$-

Note 9.  PROPERTY AND EQUIPMENT

The Company depreciates its property and equipment using the declining-balance basis at the rates of 45% for computers, 30% for production equipment and 20% for furniture. The Company depreciates its leasehold improvements on a straight line basis over five years.  The costs and accumulated depreciation are as follows:

	December 31,	June 30,
	2006	2006
Computers	$172,705	$124,830
Production equipment	1,217,402	-
Furniture	53,136	694
Leasehold improvements	8,582
	1,541,825	125,524
Accumulated depreciation	(511,640)	(116,172)
Net balance	$940,185	$9,352

Note 10.  LONG TERM RECEIVABLE

The long term receivable is related to an equipment lease payment negotiated as part of the purchase contract between Peripheron Technologies and the PTL shareholders.  PTL has the right to offset any royalty payments due to Peripheron against the receivable. The royalty payment is calculated at 1% of yearly sales in excess of $6,928,806 ($8,000,000 CDN) until March 2008.

Note 11.   INTANGIBLE ASSETS AND GOODWILL

From the acquisition of PTL the Company has allocated $4,924,670 of the purchase price to intangible assets. The following is a schedule of the Company’s intangible assets as of December 31, 2006.

	Term	Initial Value	Accumulated Amortization	Foreign Exchange	Net Carrying Value
Intangible Assets (Customer Relations & Contracts)*	5 years	$701,767	$11,462	($14,032)	$676,273
Goodwill		$4,222,903	-	($93,265)	$4,129,638

*These numbers will fluctuate according to the prevailing balance sheet exchange rate.

Note 12.  BANK INDEBTEDNESS

The company’s subsidiary PTL has a bank line of credit facility with the HSBC Group (“HSBC” or the “Bank”) PTL has operating loan in the amount of ($1,050,000 CAD) which bears interest at the prime bank rate plus 1.25% per annum.  The Bank has authorized an increase of the demand operating line of credit to $2,960,455 ($3,450,000 CAD) from the existing $901,055 ($1,050,000 CAD) of which $2,059,440 ($2,400,000 CAD) is a temporary increase, valid up to August 31, 2007. The operating loan is margined against 50% of Inventory up to maximum of $858,100 ($1,000,000 CAD) and 75% of the company’s receivables that are less then 90 days old from invoice date

The Bank indebtedness is secured as follows:

(i)

Personal guarantees provided by some of the previous PTL shareholders in the amount of $441,922 ($515,0000 CAD)

(ii)

General Security Agreement creating a first fixed charge over all present and after acquired property

(iii)

Security under Section 427 of the Bank Act (Canada)

(iv)

Assignment/endorsement to the Bank of all risk insurance, showing the Bank as first loss payee

(v)

Assignment of key man life insurance in the amount of $215,000 ($250,000 CAD) for each of the Co CEO’s of PTL

(vi)

General Security Agreement against all of the assets of PTL

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

(iii)

Tangible net worth to be reduced to less than the sum of $645,000 ($750,000 CAD) at any time prior March 31, 2006 and thereafter

(iv)

Debt service coverage to fall below 125% at any time commencing March 31, 2006

(v)

Made capital expenditures in any fiscal year in the amount exceeding the aggregate $85,000 ($100,000 CAD).

The operating line balances at the end of December 31 are as follows:

	December 31	June 30,
	2006	2005
Bank Operating Line	$2,960,455	-
Overdraft	151,869

Note 13. CONVERTIBLE DEBENTURE & SHORT TERM LOAN WITH PTL SHAREHOLDERS

On November 22, 2006, the Company completed the acquisition of 100% of the outstanding shares of PTL Electronics Ltd. (“PTL”), an electronic manufacturing services company located in British Columbia, Canada. Under the terms of the agreement, assumed convertible debentures in the amount of $2,014,011($2,300,000 CDN) and a short term loan in the amount of $425,050 ($500,000 CDN). Such debentures are non-interest bearing and can be repaid at the option of the Company by conversion into common shares of the Company within nine months after closing. The acquisition was completed in Canadian dollars, therefore it should be noted that all US dollar conversions in this note may fluctuate due to currency conversion.

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

The company expensed $358,422 to interest amortization and additional paid in capital,  as there was a beneficial conversion feature with the Convertible debenture held by the PTL shareholder (see note 5).

The short term loan in the amount of $425,050 ($500,000 CDN) is payable within nine months after closing, with provisions to extend at the Company’s discretion for an additional three months with interest accruing at 10% per annum on any portion that remains unpaid after August 22, 2007.

Note 14.  OTHER PAYABLE

This amount is PTL’s net income (after tax) for the period January 1, 2006 until November 30, 2006 that is to be paid by the Company as part of the share purchase agreement with the selling shareholders of PTL. The amount is payable starting in April 2007 in 15 equal monthly installments

Note 15. SHORT TERM LOANS

a)  Unsecured $500,000 Loan Transaction

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

         b)  Unsecured $200,000 Loan Transaction
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

Note 16.  AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties as at December 31, 2006 and June 30, 2006 are as follows:

	December 2006		June 2006
Snowy Creek Resources Ltd. [1]	2,469		7,407
Marlene C. Schluter [1]	3,333		3,326
WMK Financial Inc. [2]	11,841		-
Axiom Strategy Group, Inc [2]	6,698		-
Fortune Capital Management Ltd[2]	42,000		-
KOKO Financial Services Inc[3]	68,085		-
FWP Acquisition Corp [4]	131,448		-
	$265,874	[6]	$10,733

[1]   Snowy Creek Resources Ltd. is a company owned by Ms. Marlene C. Schluter, director and a shareholder of the Company. The loans from Snowy Creek Resources Ltd. and Ms. Marlene C. Schluter and are scheduled to be paid back by the Company in installments ending in April 2007. All of these loans are non-interest bearing, are unsecured, and are disclosed as current liabilities in these financial statements.

[2]   The amounts owing to the other related parties are pursuant to arrangements as outlined below:

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

 [3]  KOKO Financial Services Inc. (“KOKO”) is a company owned by Mr. Fraser Atkinson, director and shareholder of the Company. The amounts owed to KOKO are related to the professional services provided to the Company by KOKO related to the acquisition process of PTL. All of these amounts are disclosed as current liabilities in these financial statements and will be paid for in stock at a deemed price of $0.60 per share.

[4] FWP Acquisition Corp is a company where Mr. Fraser Atkinson is President and majority shareholder. The amounts owed to FWP Acquisition Corp. are related to the $150,000 unsecured short term loan transaction entered into on November 3, 2006. The Loan carries an interest rate of 10% per annum for the term of the loan which is ten months.  Any monthly installment payments that are not paid on or before the due date will accrue interest at 14% per annum until such past due interest and principal is paid.  In connection with the Loan, the Company also issued to FWP warrants to purchase 600,000 shares of the Company’s common stock within five years of the date of the warrants.  The exercise prices for the warrants are as follows:

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

Note 17.  HSBC DEBT

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

Note 18.  CONVERTIBLE SECURED DEBENTURES AND WARRANTS

In assessing the impact of the warrants attached to the debenture and any beneficial conversion features the Company adopted the following guidelines:

•

APB 14 – Accounting for Convertible Debt and Debt issued with stock purchase warrants

•

EITF 00-19 – provides guidance whether the warrants would be a derivative instrument and should be treated as an equity instrument or a liability instrument

•

EITF 98-5 provides guidance on accounting for Convertible Securities with Beneficial Conversion Feature of Contingently Adjustable Conversion Ratios.

•

EITF 00-27 provides guidance on accounting for Convertible Securities with Beneficial Conversion  Feature which also contain detachable warrants

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

For accounting purposes, the Company calculated the fair value of the warrants at the date of issue at $297,0006 and expensed the amount as interest in the period, as the warrants vested immediately and recorded this value as additional paid-in capital. There was a intrinsic value of the beneficial conversion feature of $71,314 and the amount was expensed in the period and recorded as additional paid in capital. The carrying value of the liability is being accreted to the redemption value of the debentures over the period until the maturity date of September 30,

Each $25,000 Unit is comprised of (i) a convertible secured debenture and (ii) 12,295 common share purchase warrants. Each $25,000 debenture Unit is convertible, at the option of the holder, into 32,493 shares of the Company’s common stock. The conversion is as follows:

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

The company may incur the following penalties relating to the interest rate and warrants attached to the debenture:

Interest rate penalties:

a.

Increased Interest Rate.  In the event that a third party institutional investor invests within a period of one year from the Original Issuance Date and the investment is in the form of debt and paid at an interest rate that exceeds 10% per annum, this Debenture shall automatically be deemed amended to increase the interest rate hereunder to the rate of interest set forth in the debt with such third party institutional investor thereafter, provided however, that such rate shall not exceed 14% per annum.

b.

Bonus Interest Rate.  In the event that the VWAP, as hereinafter defined, does not exceed US$0.75 per share for the ten (10) trading days immediately preceding September 30, 2007, then the applicable rate of interest payable under this Debenture shall be increased by 2.0% thereafter.  Notwithstanding the foregoing, if the interest rate applicable hereunder has been previously increased under Section 1(b) above, no increase shall be made under this Section 1(c).  For purposes of determining the Bonus Rate, the term “VWAP” shall mean means, for any date, the price determined by the first of the following clauses that applies: (a) if the Company’s Common Shares are then listed or quoted on the American Stock Exchange, the Nasdaq Stock Market, or the New York Stock Exchange (a “Trading Market”), then the daily volume weighted average price of the Common Shares for such date (or the nearest preceding date) on the Trading Market on which the Common Shares is then listed or quoted for trading; (b)  if the OTC Bulletin Board is not a Trading Market, the volume weighted average price of the Common Shares for such date (or the nearest preceding date) on the OTC Bulletin Board; (c) if the Common Shares is not then quoted for trading on the OTC Bulletin Board and if prices for the Common Shares are then reported in the “Pink Sheets” published by Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Shares so reported; or (d) in all other cases, the fair market value of a share of Common Shares as determined by an independent appraiser selected in good faith by the Holder and reasonably acceptable to the Company.

        c.        Late Fee. All overdue accrued and unpaid interest to be paid hereunder shall entail a late fee at an interest rate equal to the lesser of 14% per annum or the maximum rate permitted by applicable law (“Late Fees”) which shall accrue daily from the date such interest is due hereunder through and including the date of payment in full.

Warrant Penalties:

a)

Cashless Exercise.  If at any time after one year from the date of issuance of this Warrant there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then this Warrant may also be exercised at such time by means of a “cashless exercise” in which the Holder shall be entitled to receive a certificate for the number of Warrant Shares equal to the quotient obtained by dividing [(A-B) (X)] by (A), where:

 (A) = the VWAP on the Trading Day immediately preceding the date of such election.  “VWAP” means, for any date, the price determined by the first of the following clauses that applies: (a) if the Company’s Common Shares are then listed or quoted on the American Stock Exchange, the Nasdaq Stock Market, or the New York Stock Exchange (a “Trading Market”), then the daily volume weighted average price of the Common Shares for such date (or the nearest preceding date) on the Trading Market on which the Common Shares is then listed or quoted for trading; (b)  if the OTC Bulletin Board is not a Trading Market, the volume weighted average price of the Common Shares for such date (or the nearest preceding date) on the OTC Bulletin Board; (c) if the Common Shares is not then quoted for trading on the OTC Bulletin Board and if prices for the Common Shares are then reported in the “Pink Sheets” published by Pink Sheets, LLC (or a similar organization or agency succeeding to its functions of reporting prices), the most recent bid price per share of the Common Shares so reported; or (d) in all other cases, the fair market value of a share of Common Shares as determined by an independent appraiser selected in good faith by the Holder and reasonably acceptable to the Company.;

(B) =  the Exercise Price of this Warrant, as adjusted; and

(X) = the number of Warrant Shares issuable upon exercise of this Warrant in accordance with the terms of this Warrant by means of a cash exercise rather than a cashless exercise.

Note  19. LEASE COMMITMENTS

The Company has the following lease commitments as of December 31, 2006:

Calendar Year	Commitment Amount
2007	$99,676 [1]
2008	$32,738 [2]

[1]  PTL’s lease on it current manufacturing space is up for renewal in March 2007.

[2]  The Company as a consolidated unit does not have any plant or property leases that extend past December 31, 2008.

Note 20.  CAPITAL STOCK

a) Authorized: 75,000,000 common shares at $0.001 par value per share.

b) Shares issued and outstanding are as follows:

	December 2006		June 2006
	Shares	$	Shares	$
Balance, September 30	26,067,738	4,077,078	23,579,166	3,512,900
Shares Issued[1]	1,833,564	1,059,800	8,274,286	377,500
APIC Warrants & Options[2]		1,804,568	(6,000,000)	(6,000)
Balance	27,901,302	6,941,447	25,853,452	3,884,400

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

[2]  During the quarter ended December 31, 2006 the company charged $177,551 for stock based compensation, $437,828 charged to the cost of PTL acquisition (see note 5) and $1,189,190 for interest amortization on convertible debenture warrants to additional paid in capital

c) Warrants outstanding and issued are as follows:

Outstanding Warrants in the Period
	Number of Shares	Exercise Price[8]	Maturity Date
JMS Capital Partners LLC	100,000	$0.50	December 31, 2006
JMS Capital Partners LLC[1]	328,572	$0.50	February 15, 2007
18 Convertible Secured Debenture Holders[2]	885,194	$0.73	September 30, 2009
Vision Opportunity Master Fund[3]	2,000,000	$0.83	October 18, 2011
Joseph Capital LLP[4]	193,846	$0.83	October 18, 2011
FMK Acquisition Corp[5]	600,000	$0.83	November 3, 2011
Stephen Pasquan [6]	125,000	$0.65	November 3, 2011
Stephen Pasquan [7]	75,000	$0.65	December 19, 2011
Warrants outstanding in the period ended December 31, 2006	4,307,612	$0.75	Various

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

[8] Exercise price for outstanding warrants is the weighted average price.

Warrants Issued, expired or cancelled during period
	Number of Shares	Exercise Price[1]
Warrants outstanding July 1, 2006	229,286	$0.50
Warrants issued during the 6 month period ending December 31, 2006	4,093,326	$0.70
Warrants expired during the 6 month period ending December 31, 2006	(15,000)	$0.50
Warrants exercised during the 6 month period ending December 31, 2006	-	-
Warrants outstanding December 31, 2006	4,307,612	$0.67

[1] Exercise price for outstanding warrants is the weighted average price.

Convertible Debentures

During October and November 2006, the Company realized gross cash proceeds of $1,799,706 from the issuance of 10% redeemable convertible notes of the Company plus 885,194 share purchase warrants on the completion of the offering pursuant to Regulation D under the Securities Act of 1933. The notes mature on September 30, 2009.  See Note 13 in these financial statements for complete details on the convertible debentures.

For accounting purposes, the Company calculated the fair value of the warrants at the date of issue at $297,006 and expensed the amount as interest in the period, as the warrants vested immediately and recorded this value as additional paid-in capital. There was a intrinsic value of the beneficial conversion feature of $71,314 and the amount was expensed in the period and recorded as additional paid in capital. The carrying value of the liability is being accreted to the redemption value of the debentures over the period until the maturity date of September 30, 2009.

The fair value of the warrants was calculated using the Black-Scholes derivative-pricing model with the following assumptions:  no dividend yield; volatility of 75%; risk free interest rate of 4.5% and an expected term of 3 years. Limitations of the effectiveness of the Black-Scholes derivative-pricing model are that it was developed for use in estimating the fair value of traded derivatives which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company’s warrants that were attached to financings sold to investors have characteristics significantly different from those of traded derivatives and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants that were attached to financings sold to investors.

Short term loans of $850,000

During October and November 2006 the Company realized gross cash proceeds of $850,000 from the issuance of three short term loan agreements with repayment schedules from 90 days to 10 months. These loans have an interest rate of 10% with 2,800,000 warrants attached pursuant to Regulation D under the Securities Act of 1933.  See Note 15 & 16 in these financial statements for complete details of the short term liabilities and attached warrants.

For accounting purposes, the Company calculated, using the Black-Scholes derivative pricing model, the fair value of the warrants at the date of issue at $450,444 and was expensed in the period, as the warrants vested immediately and recorded this value as additional paid-in capital. The carrying value of the liability is being accreted to the value of the short term facilities over the periods that they are outstanding- 90 days to 10 months from date of issue.

The fair value of the warrants was calculated using the Black-Scholes derivative-pricing model with the following assumptions:  no dividend yield; volatility of 75%; risk free interest rate of 4.5% and an expected term that equals the life of the warrants (3 to 5 years). Limitations of the effectiveness of the Black-Scholes derivative-pricing model are that it was developed for use in estimating the fair value of traded derivatives which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because the Company’s warrants that were attached to financings sold to investors have characteristics significantly different from those of traded derivatives and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants that were attached to financings sold to investors.

e)

Options  issued and outstanding are as follows:

A summary of stock option activity for the three months ended at December 31, 2006 is as follows:

	Incentive Stock Option Plan
	Options Issued	Exercise Price[1]
Balance, September 30, 2006	1,515,000	$0.35
Options Issued during period[2]	1,380,090	$0.55
Options Cancelled during period[3]	(150,000)	$0.55
Options outstanding as at December 31, 2006	2,745,090	$0.45

The following options were outstanding as of December 31, 2006.

Range of Exercise Price	Options Outstanding	Exercise Price [1]	Exercisable Options[1]	Exercise Price[1]	Remaining Contractual life (years)
Incentive Stock Option Plan
$0.35	1,365,000	$0.35	462,500	$0.35	4.25
$0.55	1,380,090	$0.55	-	-	5.0
Options Outstanding at December 31, 2006	2,745,090	$0.45	462,500	$0.35	4.6

[1] Exercise price for options is the weighted average price for all options issued including any vested options.

[2] These options were issued to the management team of PTL as part of the compensation package.

[3] These options were cancelled as a result of a cancellation of a services contract on November 15, 2006.

The Company during the three months ended at December 31, 2006 expensed $177,551 in stock based compensation. This expense is attributed to the 2,745,090 options which have been issued under the Incentive Stock Option Plan.  No options were exercised during the three month period ended at December 31, 2006.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

For the purposes of the discussion contained in this Report, the use of “Moventis”, “the Company”, “we”, “our” or “us” is meant to be referenced in such a manner as to be defined as Moventis Capital, Inc.

Forward Looking Statements

All statements, other than statements of historical facts, included in this report that address activities, events or developments that Moventis expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, Moventis' reliance on current revenues; the uncertainties associated with the introduction of new products/services; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions made by Moventis and the costs associated with such acquisitions; dependence on its principal executive officer; substantial competition from larger companies with greater financial and other resources than Moventis; the success of its marketing strategy; its dependence on suppliers for some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; potential product liability risk associated with its existing and future products; and other risks described in our Annual Report on From 10-KSB for the fiscal year ended June 30, 2006 and other reports filed with the U.S. Securities and Exchange Commission, as well as the risks described under “Factors Affecting our Results of Operation and Financial Condition. Readers are cautioned not to put undue reliance on forward-looking statements. Moventis does not intend to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of operations for the three-and six-months ended December 31, 2006 as compared to the three-and six-months ended December 31, 2005.

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

Selling, General and Administrative Expenses:

(i)

General and Administrative. General and administrative costs are comprised primarily of contractor expenses as they relate to management and operational staff, stock based compensation, legal, accounting and other professional fees, travel expenses, marketing and corporate communications and facility and information technology costs. For the three months ended December 31, 2006, general and administrative expenses were $302,038, representing an increase of $176,564 or 41% over the same period in 2005. For the six months ended December 31, 2006, general and administrative costs were $478,204, representing an increase of $273,343 or 33% over the same period in 2005. The increase in costs was primarily related to the newly acquired PTL business, costs associated with the acquisition of PTL, and an increase in activity related to the Moventis business plan.

(ii)

Accrued Operating Deficit. Since inception to June 30, 2006, Moventis has accumulated a deficit of $3,964,151. This was primarily attributed to prior business activities that required capital for product development, marketing and systems.  A deficit from current operations for the period of July 1, 2006 to December 31, 2006 of $1,171,980 has accumulated under the current acquisition business model.

(iii)

Stock-Based Compensation. In the three months ended December 31, 2006, Moventis expensed $177,551 which was directly related to the employee stock option plan. For the six months ended December 31, 2006 this amount was $212,770. For the same periods ended December 31, 2005, we did not have any stock-based compensation expenses.

(iv)

Foreign Currency loss (gain):  In the period ended December 31, 2006, Moventis had a foreign currency loss of $116,934, representing an increase of $116,934 from 2005. This loss was due to currency exchange rate fluctuations between the U.S. and Canada.

(v)

t Amortization of Loans and Debenture Warrants: In the period ended December 31, 2006, Moventis had an amortization expense of 1,189,190, which was related to warrants issued as part of the financing for the PTL acquisition. This amount was an increase of $1,189,190 over the same period in 2005.

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

Operating Profit/Loss: For the three months ended December 31, 2006, Moventis had a net loss of $1,318,329, compared to a net loss of $178,976 for the three months ended December 31, 2005, an increase in the operating loss of $1,139,352 or 637%. For the six months ended December 31, 2006, we had a net loss of $1,530,492 compared to a net loss of $300,207 for the same period in 2005, an increase in the operating loss for the six month period of  $1,230,195 or 410%.

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

Income Taxes: During the three and six months ending December 31, 2006, Moventis generated a loss and as such we do not expect to incur any income tax expenses for the period ended December 31, 2006.

Liquidity and Capital Resources

Financial Condition: As of December 31, 2006 we had $133,206 in cash but as compared to $96,219 in cash at June 30, 2006. The primary use of our cash flow is operations. Operating cash outflows include payments to vendors for product procurement, consultants, office rent and facilities, services and supplies. Factors that impact our operating earnings that do not impact cash flows include depreciation and amortization as well as share based compensation. Changes in working capital generally correspond to operating activity. During the last fiscal period, operating cash flow was impacted by expenses related to the payment of obligations related to finalizing the acquisition of PTL, increased legal and accounting fees and other costs associated with the due diligence and agreement to acquire PTL.

Credit Agreements:  Moventis has an operating line of credit facility with HSBC Group (‘HSBC”) (see Note 10e in the Financial Statement notes for complete details). This operating facility is for $2,960,445 ($3,450,000 CAD). We also have two demand loans for equipment with the HSBC, which as of December 31, 2006, had remaining balances of $77,877 and $147,007. All credit agreements are current and in good standing.

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

6) PTL Shareholder Debenture $2,492,791,011 (2.8 million CDN)

On November 22, 2006, we completed the acquisition of 100% of the outstanding shares of PTL Electronics Ltd. (“PTL”), an electronic manufacturing services company located in British Columbia, Canada. Under the terms of the agreement, the Company has purchased all of the outstanding capital stock and outstanding shareholder loans of PTL for a sum of $6,138,609 ($7,000,000CDN). The purchase price consists of $3,073,810 ($3,500,000 CDN) in cash and $3,064,799 ($3,500,000 CDN) in convertible debt and equity. The Company paid $2,626,970 ($3,000,000 CDN) in cash, $1,059,800 ($1,200,000 CDN) in common shares and convertible debentures in the amount of $2,014,011($2,300,000 CDN). Such debentures are non-interest bearing and can be repaid at the option of the Company by conversion into common shares of the Company within nine months after closing. The acquisition was completed in Canadian dollars, therefore it should be noted that all US dollar conversions in this note may fluctuate due to currency conversion.

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

A final cash payment in the amount of $425,050 ($500,000 CDN) is payable within nine months after closing, with provisions to extend at the Company’s discretion for an additional three months with interest accruing at 10% per annum on any portion that remains unpaid after August 22, 2007.

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

Cash Requirements

As of December 31, 2006, Moventis had a working capital deficit of $2,482,239 which requires us to arrange additional financing in order to fund our business activities. Continual business operational efforts will be dependent on our ability to raise additional financing. To close the acquisition of PTL on November 22, 2006, Moventis raised an aggregate of $2,626,970 in gross proceeds from the subscription of a variety of unsecured loans and convertible debentures. Moventis intends to use funds from both the sale of securities and current credit facilities to finance ongoing operations and for general and administrative expenses, business development and marketing.

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

During the quarter the Company issued 1,380,090 stock options at a calculated value of $752,882 using a Black-Scholes model.  $437,828 related to the acquisition of PTL and has been charged to the cost of the transaction in the fiscal quarter ended December 31, 2006.  The balance will be expensed over the vesting periods with corresponding credits to Additional Paid-in Capital.   $177,551 was expensed in the quarter and is included in Stock based compensation.

Goodwill. In assessing the Company’s goodwill for impairment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, the Company is required to assess the valuation of its reporting units, which involves making significant assumptions about the future cash flows and overall performance of its reporting units.  Should these assumptions or the structure of the reporting units change in the future based upon market conditions or changes in business strategy, the Company may be required to record impairment charges in its goodwill. Goodwill will be tested on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

Intangible assets are amortized using straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairment of intangible assets have been identified during any of the period presented.

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

Intangible Assets is the determined value of Customer Relations and Contracts of PTL and is being amortized on a straight line basis over the estimated life of five years.  $11,462 was expensed in the three month period ended December 31, 2006.

Cost of Sales.  Cost of sales includes materials, labor, and overhead costs associated with PTL’s EMS contract manufacturing business.

Earnings (loss) Per Share.  Basic earnings per share figures have been calculated using the weighted monthly average number of shares outstanding and fully diluted shares during the period. Fully diluted shares are calculated using the Treasury method for options and warrants and the If Converted method for convertible debt.

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

Interest Rate Risk. The Company currently has potential exposure to interest rate risk due to bank indebtedness (operating line of credit), two demand non-revolving loans with floating interest rates and a convertible debenture with a 10% per annum interest rate.  The maximum line of credit is $2,960,455 ($3,450,000 CDN) at the end of the period dated December 31, 2006.

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

Our financial statements for fiscal 2006 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. We may not be able to raise additional capital or achieve profitability and as a consequence may not be able to meet our liabilities and commitments in the normal course of business, which would jeopardize our ability to continue business operations in accordance with our business plan. Our financial condition raises doubt as to our ability to continue operations without additional equity or debt financing as described in the explanatory paragraph of the report of our independent auditor and note 2 of our financial statements

The notes to our audited financial statements raise doubt about our ability to continue as a going concern. From July 1, 2006 to December 31, 2006 Moventis incurred a loss of $1,530,402 under its new business plan, for a cumulative deficit of $5,494,553. This deficit, coupled with a working capital deficit of $2,482,238, emphasizes the need for Moventis to obtain additional funding if it is to continue as a going concern. Management is in the process of identifying sources of funds which are anticipated to be raised through the issuance of common shares and/or convertible debentures. The presentation of our financial statements assumes that we will continue as a going concern and our assets and liabilities are recorded on the basis that the business will continue for the foreseeable future. In order to continue as a going concern, we must carry out our business plan and achieve profitability, which may not occur in the foreseeable future. If we are unable to continue as a going concern, the proceeds from the liquidation of our assets may not be sufficient to discharge our liabilities as they become due, placing us at risk of legal proceedings, including bankruptcy proceedings, being initiated by our creditors. Our inability to continue as a going concern will result in a significant loss of value of our common stock.

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

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

a)  Unregistered Sales of Equity Securities during the Quarter Ended December 31, 2006

(i)

On October 18, 2006 Moventis, in connection with the $500,000 short term unsecured loan from Vision Opportunity Master Fund, Ltd., issued 2,000,000 share purchase warrants. Please see Note 15a of Moventis’ unaudited financial statements for the reporting period ended December 31, 2006 for the terms of the warrants.

(ii)

On November 3, 2006 Moventis, in connection with the $150,000 short term unsecured loan with FWP Acquisition Corp., issued 600,000 share purchase warrants. Please see Note 16 of Moventis’ unaudited financial statements for the reporting period ended December 31, 2006 for the terms of the warrants.

(iii)

On November 3, 2006 Moventis, in connection with the $200,000 short term unsecured loan, issued 125,000 share purchase warrants. Please see Note 15b of Moventis’ unaudited financial statements for the reporting period ended December 31, 2006 for the terms of the warrants.

(iv)

On December 19, 2006 Moventis, in connection with the aforementioned $200,000 short term unsecured loan issued 75,000 additional share purchase warrants as part of an amendment to the repayment schedule. Please see Note 15b of Moventis’ unaudited financial statements for the reporting period ended December 31, 2006 for the terms of the warrants.

(v)

On November 22, 2006 Moventis completed the acquisition of PTL Electronics and in connection with the transaction Moventis issued 1,833,564 shares of common stock of Moventis to the sellers of PTL Electronics. The shares were issued at a value of $0.578 for aggregate proceeds of $1,059,800. In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) thereunder relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S thereunder relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S. Moventis also issued a convertible debenture in the amount of $2,014,011 ($2,300,000 CDN) (see note13) to the shareholders of PTL as part of the acquisition price.

(vi)

Moventis has issued multiple units consisting of convertible secured debentures and common share purchase warrants to seventeen (17) accredited investors consisting of existing shareholders, insiders and business associates. These debentures were subject to Moventis completing the purchase of PTL Electronics which occurred November 22, 2006.  Moventis has received an aggregate of $1,799,706 in subscriptions under the $2,500,000 convertible debenture offering. Please see Note 18 to Moventis' unaudited consolidated financial statements for the reporting period ended December 31, 2006 for the terms of the units.

b)

Use of proceeds

The issuance and sales of our common stock in this period was used to fund the acquisition of PTL Electronics and the operations of Moventis.

Item 3 – Controls and Procedures

 The Company’s Chief Executive Office (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of the company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) and ITEM 307 under the Securities Exchange Act of 1934) and assessed the design of the company’s internal control over financial reporting as of December 31, 2007.

We are committed to maintaining effective disclosure controls and internal controls. However, management, including the CEO and CFO, does not expect and cannot assure that our disclosure controls or our internal controls will prevent or detect all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resources constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, any system of controls may become inadequate because of change in conditions, or the degree of compliance with the policies or procedures may deteriorate

Management has concluded that, as of December 31, 2006, a weakness existed in the design of internal control over financial reporting caused by a lack of timely monitoring of control procedures, such as timely expensing of stock-based compensation.  This weakness could result in a failure to detect breakdowns in the effective operation of underlying controls and could result in material misstatements in the financial statements; this weakness should also be considered a weakness in the company’s disclosure controls and procedures.

Remediation of Weakness

Management has implemented the appropriate controls to ensure that the company records the appropriate expenses to the period in question, and has also hired a new Chief Financial officer.

Item 6 - Exhibits

Exhibits
See Exhibit Index

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15, 2007	MOVENTIS CAPITAL, INC.
(Registrant)

		By:	/s/ Blake Ponuick
Blake Ponuick, President, Director,
Principal Executive Officer

		By:	/s/ Tom Gill
Tom Gill, Director,
Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Blake Ponuick
Blake Ponuick, President, Director,
Chief Executive Officer

May 15, 2007

By:	/s/ Tom Gill
Tom Gill, Director,
Chief Financial Officer

May 15, 2007

Exhibit Index

3(i).1[1],[4]	Certificate of Incorporation dated May 7, 1997, amended October 16, 1997, April 8, 1999 and February 3, 2006.

3(ii).2[1], [2]	Bylaws of Micro Millennium, Inc, and the Resolution of the Board of Directors approving amendment to the Bylaws to affect the change to Moventis Capital, Inc.

10.1[3]	Agreement for the Purchase of Shares dated May 8, 2006.

10.2[6]	Form of Subscription for Units Agreement

10.3[6]	Form of Secured Convertible Debenture Agreement dated September 30, 2006

10.4[6]	Form of General Security Agreement with Secured Convertible Debenture holders dated September 30, 2006.

10.5[6]	Form of Common Shares Purchase Warrant with Secured Convertible Debenture holders dated September 30, 2006.

10.6[6]	Form of Registration Rights Agreement with Debenture holders

10.7[7]	Accredited Investor Private Placement document with JMS Capital Partners LLC dated September 30, 2006.

10.8[5]	Promissory Note with Vision Opportunity Master Fund Ltd., dated October 18, 2006.

10.9[5]	Common Shares Purchase Warrant with Vision Opportunity Fund Ltd., dated October 18, 2006.

10.10[5]	Registration Rights Agreement with Vision Opportunity Fund Ltd., dated October 18, 2006.

10.11[7]	Promissory Note with FWP Acquisition Corp., dated November 3, 2006.

10.12P[7]	Common Shares Purchase Warrant with FWP Acquisition Corp., dated November 3, 2006.

10.13[7]	Registration Rights Agreement with FWP Acquisition Corp., dated November 3, 2006.

10.14[7]	Promissory Note with Stephen Pasquan, dated November 2, 2006.

10.15[7]	Common Shares Purchase Warrant with Stephen Pasquan, dated November 2, 2006.

10.16	Common Shares Purchase Warrant with Stephen Pasquan, dated December 19, 2006.

10.17	Acknowledgement Agreement with Stephen Pasquan, dated December 18, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

[1]	Incorporated by reference from the Registration Statement on Form 10-SB filed by Moventis with the Commission on February 1, 2000.

[2]	Incorporated by reference from the Form 8-K filed by Moventis with the Commission on February 27, 2006.

[3]	Incorporated by reference from the Form 8-K filed by Moventis with the Commission on May 16, 2006.

[4]	Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, filed by Moventis with the Commission on October 13, 2006.

[5]	Incorporated by reference from the Form 8-K filed by Moventis with the Commission on October 23, 2006 as amended on October 24, 2006.

[6]	Incorporated by reference from the Form 8-K filed by Moventis with the Commission on October 24, 2006.

[7]	Incorporated by reference from the Quarterly Reports on Form 10-QSB for the fiscal quarter ended September 30, 2006, filed by Moventis with the Commission on November 13, 2006.