Form 10QSB
period 2007-03-31
MOVENTIS CAPITAL, INC.
filed 2007-05-17
CIK 1104734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number:	0-29285

MOVENTIS CAPITAL, INC.
(Name of Small Business Issuer in its charter)

Delaware	52-2058364
(state or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

Suite 304, 1959-152 Street, White Rock, British Columbia V4A 9P3
(Address of Chief Executive offices)

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
Yes ☐  No ☒

As of May 14, 2007, the registrant’s outstanding common stock consisted of 28,623,349 shares.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

MOVENTIS CAPITAL, INC.

INDEX TO FORM 10QSB

		PAGE NO.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F1

Item 2.	Management Discussion and Analysis or Plan of Operation	3

Item 3.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Securities and use of Proceeds	16

Item 6.	Exhibits	17

SIGNATURES		18

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Balance Sheets as of March 31, 2007 (unaudited) and June 30, 2006 (audited)	F-2

Consolidated Statements of Operations for the Three-and Nine-Month Periods Ended March 31, 2007 and 2006 (unaudited)	F-3

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended March 31, 2007 and 2006 (unaudited)	F-4

Notes to Unaudited Consolidated Financial Statements	F-5

MOVENTIS CAPITAL, INC.
Consolidated Balance Sheets (In US dollars)
( Unaudited Prepared by Management)
	March 31, 2007	June 30, 2006
ASSETS
Current Assets
Cash	239,271	96,219
Accounts Receivable, net of allowance for doubtful accounts of $31,453 (2006 - $ 0)	3,731,416	-
Related Party Receivables (note 6)	152,794	6,585
Inventory (note 7)	3,714,157	-
Prepaid Expenses	11,845	12,926
Total current assets	7,849,483	115,730
Property and Equipment (note 8)	898,570	9,352
Long term Receivable (note 9 )	127,888	-
Goodwill (note 10)	4,380,032	-
Intangibles (note 10)	670,972	-
TOTAL ASSETS	13,926,944	125,082
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Bank indebtedness (note 11)	2,988,093	-
Bank overdraft (note 11)	170,657	-
Accounts Payable & Accrued Liabilities	3,022,874	115,586
Deferred Revenue	161,564	-
Taxes Payable	157,207	-
Convertible Debenture's & Short Term Loan (note 12)	2,425,082	-
Other Payable (note 13)	529,081	-
Short Term Loan (note 14 )	304,969	-
Due to Related Parties (note 15 )	217,279	10,733
Total current liabilities	9,976,806	126,319
Long term liabilities
HSBC debt (note 16)	185,642	-
Convertible Debenture's (note 17)	1,849,706	-
Total long term liabilities	2,035,348	-
Shareholders' equity
Capital Stock (note 19)
Authorized: 75,000,000 common shares
at $0.001 par value per share	28,622	25,853
Issued and outstanding : 28,623,349 common shares
(June 30, 2006 -25,853,452)	7,375,474	3,941,006
Other Comprehensive Income	105,805	(3,945)
Deficit	(5,595,112)	(3,964,151)
Total Equity	1,914,789	(1,237)
TOTAL LIABILITIES & EQUITY	13,926,944	125,082
Commitments (note 18)

The accompanying notes are an integral part of these financial statements

MOVENTIS CAPITAL, INC.
Consolidated Statements of Earnings (In US dollars)
( Unaudited Prepared by Management)
	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007 Restated	2006

Revenue	3,443,661	-	7,138,571	-
Cost of Sales	2,740,310	-	5,811,917	-
Gross Margin	703,351	-	1,326,654	-
Operating Expenses
Sales and Marketing	52,735	-	87,431	-
General and Administration	473,874	126,156	952,078	346,095
Stock based compensation	69,400	51,740	282,170	51,740
Foreign currency loss	29,014	-	145,948	-
	625,023	177,896	1,467,627	397,835
Earnings Before Interest, taxes, deprecation and amortization	78,328	(177,896)	(140,974)	(397,835)
Amortization	11,401	37,500	11,401	112,500
Deprecation	63,275	1,881	110,325	7,524
Amortization of Loans & Debenture	6,878	-	1,196,068	-
Interest	68,279	-	149,665	-
Interest Revenue	4	-	6,530	375
Earnings (loss) Before Income Taxes	(71,500)	(217,277)	(1,601,903)	(517,484)
Income taxes	29,058	-	29,058	-
Net (loss) earnings for the period	(100,559)	(217,277)	(1,630,961)	(517,484)
Earnings (loss) per share
Basic and fully diluted	(0.00)	(0.01)	(0.06)	(0.02)
Weighted average number of shares
Basic and fully diluted	28,262,326	21,135,749	27,238,400	23,484,166

The accompanying notes are an integral part of these financial statements

MOVENTIS CAPITAL, INC.
Consolidated Statements of Cash flow (In US dollars)
( Unaudited Prepared by Management)
	Nine months ended March 31,
	2007 Restated	2006
Operating Activities
Net (loss) earnings	(1,630,961)	(517,484)
Adjustments to income
Depreciation and Amortization	121,726	120,024
Stock based Comp	282,170	45,740
Amortization of Loans & Debenture	1,196,068	-
Due to/from related parties	(24,906)	-
Changes in non-working capital items
Accounts receivable and other receivable	42,166	-
Inventory	(133,443)	-
Prepaid	4,589	(9,598)
Accounts payable and other liabilities	(1,533,438)	20,748
Net Cash provided by (used in) operating activities	(1,676,030)	(340,570)
Investing activities
Purchase of property and equipment	(16,787)	(6,849)
Purchase of PTL (note 5)	(2,626,970)	-
Long term receivable	47,212	-
Net Cash used in investing activities	(2,596,545)	(6,849)
Financing activities
Bank indebtedness	(454,735)	-
Bank overdraft	170,657	-
Long term liabilities	(57,675)	(63,830)
Convertible Debenture & Short Term Loan	1,987,254	-
Short term Loans	304,969	-
Subscription Receivable	-	21,000
Convertible debt	1,849,706	-
Shares Issued for payables	222,085	31,000
Issuance of shares	239,286	465,500
Net cash provided by financing activities	4,261,547	453,670
Effect of foreign currency translation on cash	154,079	(4,831)
Net Cash increase during the period	143,052	101,420
Cash at the beginning of period	96,219	20,522
Cash at the end of the period	239,271	121,942

The accompanying notes are an integral part of these financial statements

MOVENTIS CAPITAL, INC.

(A Delaware Corporation)

Notes to Consolidated Financial Statements

 For the nine months March 31, 2007

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2007 and June 30, 2006 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended March 31, 2007.  The results of operations for the three and nine months ended March 31, 2007 and 2006, are not necessarily indicative of the results to be expected for the entire fiscal year.

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

From July 1, 2006 to March 31, 2007 the company incurred a loss of $1,630,961 under its new business plan, for a cumulative deficit of $5,595,112.  This deficit, coupled with a working capital deficit of $2,127,323 emphasizes the need for the Company to obtain additional funding if it is to continue as a going concern.  Management is in the process of identifying sources of funds which are anticipated to be raised through the sale of common shares and/or convertible debentures and warrants.

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

h) Foreign Exchange.

The Company’s operations and activities are conducted principally in Canada hence the Canadian dollar is the functional currency. The Company translates financial statements into the functional currency as follows, Non monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into the functional currency are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

The company’s reporting currency is the United States Dollar. The Company translates financial statements into the reporting currency as follows, assets and liabilities are translated at the rates of exchange on the balance sheet date and revenues and expenses are translated at average rates of exchange during the period. The resulting translation adjustments are recorded included as part of other comprehensive income.

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

Intangible Assets the determined value for Customer Relations and Contracts of PTL and is being amortized on a straight line basis over the estimated life of five years.

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

 Credit Risk.  Credit risk is managed by dealing only with customers whose credit standing meets internally approved policies, and by ongoing monitoring of credit risk.  As of March 31, 2007, the Company did not have significant concentrations of credit exposure to any one customer or related groups of customers.

Interest Rate Risk.  The Company currently has potential exposure to interest rate risk due to bank indebtedness (operating line of credit) and two demand non-revolving loans with floating interest rates.  The maximum line of credit is $2,988,093 ($3,450,000 CDN) at the end of the period dated March 31, 2007.

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

During the quarter the Company issued 550,000 stock options at a calculated value of $171,469 using the Black-Scholes model.  $69,400 was expensed for stock based compensation relating to the outstanding stock  options  (option compensation is expensed over the vesting period of the outstanding options) in the quarter and is included in General and Administration options.

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

On July 13, 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty inIncome Taxes—an interpretation of FASB Statement No. 109”. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company does not believe adoption of Interpretation 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

In 2006, FASB issued Statement No. 157, “Fair Value Measurements”. This newpronouncement provides guidance for using fair value to measure assets and liabilities.  FASB believes the pronouncement also responds to investors’ requests for expanded information about the extent to which corporations measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-market value. Statement 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. The Company does not believe adoption of Statement 157 will have a material effect on its consolidated balance sheet, results of operations or cash flows.

Summary - On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects  to apply the provisions.

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

Purchase price breakdown
	US Dollars	CDN Dollars
Cash	$2,626,970	$3,000,000
Short Term Loan	437,828	500,000
Convertible Debenture	2,014,011	2,300,000
Common Shares	1,059,800	1,200,000
Total Purchase Price	$6,138,609	$7,000,000

Estimated cost of Transaction	829,079	953,048
Total Consideration	$6,967,688	$7,953,048

Estimated cost of the transaction consist of : legal services $52,166 ($57,938 CDN), contract services $299,085 ($348,246CDN) and signing bonus $477,828 ($548,864). During the quarter ended March 31, 2007 the estimated cost of transaction increased by $209,000 .The company paid a management bonus of $40,000 and $169,000 for contract services provided to the company to complete the acquisition of PTL Electronics.

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

Tangible assets acquired and liabilities assumed
	US Dollars	CDN Dollars
Accounts receivable	$3,766,997	$4,310,910
Inventory & project cost	3,580,714	4,089,175
Other current assets	306,496	350,019
Property, equipment & leasehold improvements	971,355	1,109,287
Bank Indebtedness	(3,442,828)	(3,931,170)
Accounts payable & accrued liabilities	(2,073,232)	(2,367,631)
Other current liabilities	(1,032,170)	(1,178,738)
Long Term Debt	(243,317)	(277,868)
Intangible assets	701,770	801,420
Goodwill	4,431,907	5,057,185
Total Consideration	$6,967,688	$7,953,048

Prior to the acquisition of PTL, Moventis Capital did not have a business relationship with PTL.  None of the PTL shareholders held any Moventis Capital shares prior to the acquisition.

Note 6.  RELATED PARTY RECEIVABLES

The total of the receivables from related parties is $152,794. The related parties are to reimburse the Company $96,399 which is in the form of a personal guarantee (if the investment is Periphron is written off) against the investment in Periphron that they pledged as their  equity investment in the purchase of PTL.  The remainder of the receivable of $56,395 is the related parties’ advance,  which will be offset against future bonuses and payments to the related parties.

Note 7.  INVENTORIES

Inventories are recorded at the lower of cost or market on a first-in, first out (FIFO) basis:

	March 31,
	2007	2006
Raw Materials	$2,209,125	$-
Work in Progress	795,684	-
Finished Goods	709,348	-
Net balance	$3,714,157	$-

Note 8.  PROPERTY AND EQUIPMENT

The Company depreciates its property and equipment using the declining-balance basis at the rates of 45% for computers, 30% for production equipment and 20% for furniture. The Company depreciates its leasehold improvements on a straight line basis over five years.  The costs and accumulated depreciation are as follows:

	March 31,	June 30,
	2007	2006
Computers	$175,399	$124,830
Production equipment	1,238,373	-
Furniture	55,882	694
Leasehold improvements	8,661
	1,478,315	125,524
Accumulated depreciation	(579,745)	(116,172)
Net balance	$898,570	$9,352

Note 9.  LONG TERM RECEIVABLE

The long term receivable is related to an equipment lease payment negotiated as part of the purchase contract between Peripheron Technologies and the PTL shareholders.  PTL has the right to offset any royalty payments due to Peripheron against the receivable. The royalty payment is calculated at 1% of yearly sales in excess of $6,928,806 ($8,000,000 CDN) until March 2008.

Note 10.   INTANGIBLE ASSETS AND GOODWILL

From the acquisition of PTL the Company has allocated $5,133,674 of the purchase price to intangible assets. The following is a schedule of the Company’s intangible assets as of March 31, 2007.

	Term	Initial Value	Accumulated Amortization	Foreign Exchange	Net Carrying Value
Intangible Assets (Customer Relations & Contracts)*	5 years	$701,767	$22,924	($7,871)	$670,972
Goodwill		$4,431,907	-	($51,875)	$4,380,032

*These numbers will fluctuate according to the prevailing balance sheet exchange rate.

Note 11.  BANK INDEBTEDNESS

PTL has a bank line of credit facility with the HSBC Group (“HSBC” or the “Bank.”) PTL has operating loan in the amount of $909,406 ($1,050,000 CDN) which bears interest at the prime bank rate plus 1.25% per annum.  The Bank has authorized an increase of the demand operating line of credit to $2,988,093 ($3,450,000 CDN) from the existing $909,406 ($1,050,000 CDN) of which $2,078,641 ($2,400,000 CDN) is a temporary increase, valid up to August 31, 2007. The operating loan is margined against 50% of Inventory up to maximum of $866,101 ($1,000,000 CDN) and 75% of the company’s receivables that are less then 90 days old from the invoice date.

The Bank indebtedness is secured as follows:

(i)

Personal guarantees provided by some of the previous PTL shareholders in the amount of $446,042 ($515,000 CDN),

(ii)

General Security Agreement creating a first fixed charge over all present and after acquired property,

(iii)

Security under Section 427 of the Bank Act (Canada)

(iv)

Assignment/endorsement to the Bank of all risk insurance, showing the Bank as first loss payee,

(v)

Assignment of key man life insurance in the amount of $216,525 ($250,000 CAD) for each of the Co CEO’s of PTL, and

(vi)

General Security Agreement against all of the assets of PTL.

Financial covenants

The banking agreement provides that at all times while the Bank indebtedness is outstanding, the company will not, without the prior written consent of the Bank permit its:

(i)

Ratio of total debt to tangible net worth to exceed 2.75 prior March 31, 2006 and 2.5 commencing March 31, 2006 and thereafter,

(ii)

Current ratio at any time to be less than 1.0 prior to March 31, 2006 and 1.25 commencing March 31, 2006 and thereafter,

(iii)

Tangible net worth to be reduced to less than the sum of $649,576 ($750,000 CDN) at any time prior March 31, 2006 and thereafter,

(iv)

Debt service coverage to fall below 125% at any time commencing March 31, 2006, and

(v)

Made capital expenditures in any fiscal year in the amount exceeding the aggregate $86,610 ($100,000 CDN).

The operating line balances at the end of March 31 are as follows:

	March 31	June 30,
	2007	2006
Bank Operating Line	$2,988,048	-
Bank Overdraft	$170,657	-

Note 12. CONVERTIBLE DEBENTURE & SHORT TERM LOAN WITH PTL SHAREHOLDERS

On November 22, 2006, the Company completed the acquisition of 100% of the outstanding shares of PTL Electronics Ltd. (“PTL”), an electronic manufacturing services company located in British Columbia, Canada. Under the terms of the agreement, assumed convertible debentures in the amount of $2,014,011($2,300,000 CDN) and a short term loan in the amount of $433,050 ($500,000 CDN). Such debentures are non-interest bearing and can be repaid at the option of the Company by conversion into common shares of the Company within nine months after closing. The acquisition was completed in Canadian dollars, therefore it should be noted that all US dollar conversions in this note may fluctuate due to currency conversion.

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

The company expensed $358,422 to amortization of debenture and loans and additional paid in capital,  as there was a beneficial conversion feature with the Convertible debenture held by the PTL shareholder (see note 5).

The short term loan in the amount of $433,050 ($500,000 CDN) is payable within nine months after closing, with provisions to extend at the Company’s discretion for an additional three months with interest accruing at 10% per annum on any portion that remains unpaid after August 22, 2007.

Note 13.  OTHER PAYABLE

This amount is PTL’s net income (after tax) for the period January 1, 2006 until November 30, 2006 that is to be paid by the Company as part of the share purchase agreement with the selling shareholders of PTL. The amount is payable starting in April 2007 in 15 equal monthly installments

Note 14. SHORT TERM LOANS

Unsecured $304,969 Loan Transaction

On October 18, 2006, the Company entered into a $500,000 unsecured loan (the “Loan”) with Vision Capital Advisors LLP, through its Vision Opportunity Master Fund, Ltd. (“Vision”). The Company is required to make ten blended monthly installments of principal and interest of $52,319 commencing on November 19, 2006 and payable on the same day of each successive month until August 19, 2007.

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

Exercise Price	Number of shares of common stock
US $0.65	First 1,000,000
US $1.00	Remaining 1,000,000

As part of the Loan Agreement, the Company agreed to file to a registration statement on or before September 30, 2007 to register the shares of common stock underlying the warrants, and to use best efforts to have such registration statement declared effective by the Securities and Exchange Commission no later than February 5, 2008.  If the Company fails to file a registration statement on or prior to September 30, 2007 and the registration statement is not declared effective by the Commission on or prior to February 5, 2008 the Company shall pay an amount in cash as liquidated damages to each Holder equal to one percent (1%) of the amount of the Holder’s initial investment in the debenture for each calendar month or portion thereof thereafter from the Event Date until the applicable Event is cured; provided, however, that in no event shall the amount of liquidated damages payable at any time and from time to time to any Holder exceed an aggregate of ten percent (10%) of the amount of the Holder’s initial investment in the debenture.   Liquidated damages payable by the Company shall be payable on the first (1st) Business Day of each thirty (30) day period following the Event Date.

In connection with the Vision Loan, the Company paid a commission to Joseph Capital LLP (“Joseph”), in the amount of $35,000 cash and warrants to purchase 193,846 shares of the Company’s common stock within five years of the date of the warrants.  The exercise prices for the Joseph warrants are as follows:

Exercise Price	Number of shares of common stock
US$0.65	123,846
US$1.00	70,000

Note 15.  AMOUNTS DUE TO RELATED PARTIES

Amounts due to related parties as at March 31, 2007 and June 30, 2006 are as follows:

	March 31, 2007	June 30, 2006
Snowy Creek Resources Ltd. [1]	$1,981	$7,407
Marlene C. Schluter [1]	1,321	3,236
WMK Financial Inc. [2]	11,906	-
Axiom Strategy Group, Inc [2]	41,893	-
Fortune Capital Management Ltd[2]	36,000	-
KOKO Financial Services Inc[3]	4,157	-
FWP Acquisition Corp [4]	104,036	-
Tom Gill[2]	15,986	-
	$217,279	$10,733

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

[2]   The amounts owing to the other related parties are pursuant to arrangements as outlined below:

(i)  The Company pays $2,275 per month to WMK Financial Inc. (WMK) on a month-to-month basis for management services related to the duties performed as the chief financial officer of the company. WMK is a company owned and controlled by Mr. Walter Kloeble, CFO of the Company. Mr. Walter Klobe resigned as the company’s CFO effective March 13, 2007

(ii)  During the period, the Company paid $10,208per month to Axiom Strategy Group, Inc. (Axiom), on a month-to-month basis for management services related to the duties performed as chief executive officer of the Company.  Axiom is a company owned and controlled by Mr. Blake Ponuick, CEO of the Company.

(iii)  The Company paid $7,500 per month to Fortune Capital Management (Fortune) on a month-to-month basis for consulting services. Fortune is a company owned and controlled by Mr. Stanley Ross, an affiliate of the Company.

(iv)   Mr. Tom Gill joined the company as the chief financial officer effective March 13, 2007 the amounts owed to him are for management services in January and February relating to the acquisition of PTL. Effective March 1, 2007 Mr. Tom Gill will be paid $8,333 for duties performed as the chief financial office of the Company

[3]  KOKO Financial Services Inc. (“KOKO”) is a company owned by Mr. Fraser Atkinson, director and shareholder of the Company.

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

Note 16.  HSBC DEBT

PTL has the following demand loans.

I.)

Equipment loan for $78,397 ($90,750 CDN) with principal payments of $7,127 ($8,250 CDN) per month plus interest.  Eleven (11) months remain with current interest rate being Prime + 1.75%.

II.)

Equipment loan for $107,245 ($192,481 CDN) with principal and interest payments of $7,526 ($8,700 CDN) per month.  Five (5) payments remain, and then monthly payments increase to $9,407 ($10,875 CDN) for 12 months.  The interest rate is Prime + 1.75%.

Note 17.  CONVERTIBLE SECURED DEBENTURES AND WARRANTS

During the quarter the company offered a Series “B” $1,000,000 convertible debenture with the same terms as the original (Series “A”) $2,500,000 convertible debenture. During the quarter ended March 31, 2007 the Company had received an aggregate of $50,000 in subscriptions. As of March 31, 2007, the company has raised $1,849,706 under the two debentures.

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

•

EITF 00-27 provides guidance on accounting for Convertible Securities with Beneficial Conversion  Feature which also contain detachable warrants

Description of Convertible Secured Debentures

For accounting purposes, in the quarter ended March 31, 2007, the warrants attached to the $50,000 that was subscribed to through the series B debenture had a calculated fair value at the date of issue of $6,867. This amount was expensed to interest amortization on warrants in the quarter, as the warrants vested immediately.  The Company recorded this value as additional paid-in capital.  There was no beneficial conversion for the series B convertible debenture.

In previous quarters $297,006 has been expensed as interest amortization on the warrants relating to the series A debenture, as those warrants also vested immediately.  The Company recorded this value as additional paid-in capital.  There was a beneficial conversion feature with the series A debenture of $71,314 and this was expensed to interest amortization and additional paid in capital.

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

(i)   Series “A” mature September 30, 2009 and series “B” mature February 28, 2010,

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

As of March 31, 2007 the Company had received an aggregate of $1,849,706 in subscriptions which at the option of the Debenture holders could be converted into the Company’s common stock as follows:

Principal Dollar Amount of Subscribed Debentures	Conversion Price	Aggregate Number of Common Shares Convertible by Debenture Holders
$ 616,561.36	US$0.65	948,454
$ 616,593.37	US$0.80	770,660
$ 616,551.27	US$0.90	684,983

In accordance with the common share purchase warrants associated with the debenture offering, if exercised by the holders, the Company will issue to the debenture purchasers, warrants to purchase an aggregate of 909,784 of the Company’s common stock with exercise prices as follows:

Exercise Price	Aggregate Number of Common Shares exercisable by Debenture holders
US$0.65	454,855
US$0.80	454,929

The company may incur the following penalties relating to the interest rate and warrants attached to the debenture:

Interest rate penalties:

a.

Increased Interest Rate.  In the event that a third party institutional investor (minimum investment of $1,000,000) invests within a period of one year from the Original Issuance Date and the investment is in the form of debt and paid at an interest rate that exceeds 10% per annum, this Debenture shall automatically be deemed amended to increase the interest rate hereunder to the rate of interest set forth in the debt with such third party institutional investor thereafter, provided however, that such rate shall not exceed 14% per annum.

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

Note  18. LEASE COMMITMENTS

The Company has the following lease commitments as of March 31, 2007:

Calendar Year	Commitment Amount
2007	$71,517 [1]
2008	$39,910
2009	$2,654
2010	$2,654
2011	$2,654
2012	$663

[1]  PTL’s lease on it current manufacturing space is up for renewal in March 2007 and has been extended on a month to month basis.

Note 19.  CAPITAL STOCK

a) Authorized: 75,000,000 common shares at $0.001 par value per share.

b) Shares issued and outstanding are as follows:

	March 31, 2007		June 30, 2006
	Shares	$	Shares	$
Balance, December 31	27,901,302	6,941,447	23,579,166	3,512,900
Shares Issued[1]	722,047	386,371	8,274,286	377,500
Shares Cancelled	-	-	(6,000,000)	(6,000)
APIC Warrants & Options[2]	-	76,278
Balance	28,623,349	7,404,096	25,853,452	3,884,400

[1] The Company during the three months ended at March 31, 2007 issued 722,047 shares of common stock at $0.535 per share.  The shares of common stock were issued for the exercise of warrants and for the payment of services received by the Company.

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

[2] During the quarter ended March 31, 2007 the company charged $69,400 for stock based compensation relating to the outstanding stock options  (option compensation is expensed over the vesting period of the options).

and $6,878 for interest amortization on series B warrants to additional paid in capital.

c) Warrants outstanding and issued are as follows:

Outstanding Warrants in the Period
	Number of Shares	Exercise Price[8]	Maturity Date
18 Convertible Secured Debenture Holders- Series “A”[1]	885,194	$0.73	September 30, 2009
Vision Opportunity Master Fund[2]	2,000,000	$0.83	October 18, 2011
Joseph Capital LLP[3]	193,846	$0.83	October 18, 2011
FWP Acquisition Corp[4]	600,000	$0.83	November 3, 2011
Stephen Pasquan [5]	125,000	$0.65	November 3, 2011
Stephen Pasquan [6]	75,000	$0.65	December 19, 2011
2 Convertible Secured Debenture Holders- Series “B” [7]	24,590	$0.73	February 28, 2010
Warrants outstanding in the period ended December 31, 2006	3,903,630	$0.75	Various

 [1] On November 22, 2006 the Company issued warrants to purchase 885,194 shares of common stock of the Company to the eighteen (18) holders of the Convertible Secured Debentures with 442,561 of the share purchase warrants having an exercise price of $0.65 and the remaining 442,633 share purchase warrants an exercise price of $0.80.  The proceeds of the debenture were used for the acquisition of PTL.

[2] On October 18, 2006 the Company in connection with a short term loan agreement, issued warrants to purchase 2,000,000 shares of common stock of the Company with 1,000,000 of the share purchase warrants having an exercise price of $0.65 and the remaining 1,000,000 share purchase warrants an exercise price of $1.00.

[3] On October 18, 2006 the Company as a component of the commission for the Vision Opportunity loan, issued warrants to purchase 193,846 shares of common stock of the Company with 123,846 of the share purchase warrants having an exercise price of $0.65 and the remaining 70,000 share purchase warrants an exercise price of $1.00.

[4] On November 3, 2006 the Company in connection with a short term loan agreement, issued warrants to purchase 600,000 shares of common stock of the Company with 300,000 of the share purchase warrants having an exercise price of $0.65 and the remaining 300,000 share purchase warrants an exercise price of $1.00.

[5] On November 3, 2006 the Company in connection with a short term loan agreement, issued warrants to purchase 125,000 shares of common stock of the Company with an exercise price of $0.65.

[6] On December 19, 2006 the Company in connection with a short term loan agreement, issued warrants to purchase 75,000 shares of common stock of the Company with an exercise price of $0.65.

[7] During the three months ended March 31, 2006, the Company issued warrants to purchase 24,590 shares of common stock of the Company to the two (2) holders of the Convertible Secured Debentures- Series “B” with 12,294 of the share purchase warrants having an exercise price of $0.65 and the remaining 12,296 share purchase warrants an exercise price of $0.80.

[8] Exercise price for outstanding warrants is the weighted average price.

Warrants Issued, expired or cancelled during period
	Number of Shares	Exercise Price[1]
Warrants outstanding July 1, 2006	229,286	$0.50
Warrants issued during the 9 month period ending March 31, 2007	4,117,916	$0.80
Warrants expired during the 9month period ending March 31, 2007	(115,000)	$0.50
Warrants exercised during the 9month period ending March 31, 2007	328,572	$0.50
Warrants outstanding March 31, 2007	3,903,630	$0.75

Convertible Debentures Warrants

During the nine (9) months ended March 31, 2007, the Company realized gross cash proceeds of $1,849,706 from the issuance of two separate, 10% redeemable convertible notes of the Company plus 909,784 share purchase warrants pursuant to Regulation D under the Securities Act of 1933. The notes mature on September 30, 2009 for Series “A”, and February 28, 2010 for Series “B”.  See Note 17 in these financial statements for complete details on the convertible debentures.

For accounting purposes, in the quarter ended March 31, 2007, the warrants attached to the $50,000 that was subscribed to through the series B debenture had a calculated fair value at the date of issue of $6,867. This amount was expensed to interest amortization on warrants in the quarter, as the warrants vested immediately.  The Company recorded this value as additional paid-in capital.  There was no beneficial conversion for the series B convertible debenture.

In previous quarters $297,006 has been expensed as interest amortization on the warrants relating to the series A debenture, as those warrants also vested immediately.  The Company recorded this value as additional paid-in capital.  There was a beneficial conversion feature for the warrants issued with the series A debenture of $71,314 and this was expensed to interest amortization and additional paid in capital.

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

Short term loans of $850,000 Warrants

During the nine months ended March 31, 2007, the Company realized gross cash proceeds of $850,000 from the issuance of three short term loan agreements with repayment schedules from 90 days to 10 months. These loans have an interest rate of 10% with 2,800,000 warrants attached pursuant to Regulation D under the Securities Act of 1933.  See Note 14 & 15 in these financial statements for complete details of the short term liabilities and attached warrants.

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

e)

Options  issued and outstanding are as follows:

A summary of stock option activity for the three months ended at March 31, 2007 is as follows:

	Incentive Stock Option Plan
	Options Issued	Exercise Price[1]
Balance, December 31, 2006	2,745,090	$0.45
Options Issued during period	550,000	$0.55
Options Cancelled during period	(100,000)	$0.35
Options outstanding as at March 31, 2007	3,195,090	$0.47

The following options were outstanding as of March 31, 2007.

Range of Exercise Price	Options Outstanding	Exercise Price [1]	Exercisable Options[1]	Exercise Price[1]	Remaining Contractual life (years)
Incentive Stock Option Plan
$0.35	1,265,000	$0.35	1,145,000	$0.35	4.0
$0.55	1,930,090	$0.55	-	-	4.75
Options Outstanding at March 31, 2007	3,195,090	$0.45	1,145,000	$0.35	4.25

[1] Exercise price for options is the weighted average price for all options issued including any vested options.

The Company during the three months ended  March 31, 2007 determined a charge of $177,551  and expensed $69,400 in stock based compensation . This expense is attributed to the 3,195,090 options which have been issued under the Incentive Stock Option Plan.  No options were exercised during the three month period ended at March 31, 2007.

Item 2 – Management’s Discussion and Analysis or Plan of Operation

For the purposes of the discussion contained in this Report, the use of “Moventis”, “the Company”, “we”, “our” or “us” is meant to be referenced in such a manner as to be defined as Moventis Capital, Inc.

Forward Looking Statements

All statements, other than statements of historical facts, included in this report that address activities, events or developments that Moventis expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, Moventis' reliance on current revenues; the uncertainties associated with the introduction of new products/services; management of growth, including the ability to attract and retain qualified employees; the ability to integrate acquisitions made by Moventis and the costs associated with such acquisitions; dependence on its Chief ExecutiveChief Executive officer; substantial competition from larger companies with greater financial and other resources than Moventis; the success of its marketing strategy; its dependence on suppliers for some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations; quarterly fluctuations in revenues, income and overhead expense; potential product liability risk associated with its existing and future products; and other risks described in our Annual Report on From 10-KSB for the fiscal year ended June 30, 2006 and other reports filed with the U.S. Securities and Exchange Commission, as well as the risks described under “Factors Affecting our Results of Operation and Financial Condition. Readers are cautioned not to put undue reliance on forward-looking statements. Moventis does not intend to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

PTL Electronics Acquisition

On November 22, 2006, we completed the purchase of 100% of the outstanding shares of PTL Electronics Ltd. (“PTL”), an electronics manufacturing services company located in British Columbia, Canada. Under the terms of the agreement, we purchased all of the outstanding capital stock and outstanding shareholder loans of PTL for a sum of $6,138,609 ($7,000,000CDN). On close, we were required to pay $2,626,970 ($3,000,000 CDN) in cash, $1,059,800 ($1,200,000 CDN) in common shares and convertible debentures in the amount of $2,014,011 ($2,300,000 CDN), with $437,828 ($500,000 CAD) short term loan due on August 22, 2007. Such debentures are non-interest bearing and can be repaid at our option by conversion into common shares within nine months of closing. The acquisition was completed in Canadian dollars, therefore it should be noted that all USD conversions in this note may fluctuate due to currency conversion.

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

Results of operations for the three and nine months ended March 31, 2007 as compared to the three and nine months ended March 31, 2006.

Net Sales:

This is the first full three month period since changing business operations that we have reported revenue.  Net sales in the three month period ended March 31, 2007 were $3,443,661, constituting an increase of $3,443,661 over the same period in 2006. Net sales in the nine month period ended March 31, 2007 were $7,138,571, constituting an increase of $7,138,571 over the same period in 2006

Gross Profit and Cost of Goods Sold:

The cost of goods sold for the three months ended March 31, 2007 was $2,740,310, resulting in a gross margin of $703,351. The cost of goods sold for the nine months ended March 31, 2007 was $5,811,917, resulting in a gross margin of $1,326,654.

Selling, General and Administrative Expenses:

(i)

General and Administrative. General and administrative costs are comprised primarily of contractor expenses as they relate to management and operational staff, stock based compensation, legal, accounting and other professional fees, travel expenses, marketing and corporate communications and facility and information technology costs. For the three months ended March 31, 2007, general and administrative expenses were $473,874, representing an increase of $347,718 or 276% over the same period in 2006. For the nine months ended March 31, 2007, general and administrative costs were $952,078, representing an increase of $605,983 or 175% over the same period in 2006. The increase in costs was primarily related to the newly acquired PTL business, costs associated with the acquisition of PTL, and an increase in activity related to the Moventis business plan.

(ii)

Accrued Operating Deficit. Since inception to June 30, 2006, Moventis has accumulated a deficit of $3,964,151. This was primarily attributed to prior business activities that required capital for product development, marketing and systems.  A deficit from current operations for the period of July 1, 2006 to March 31, 2007 of $1,630,961 has accumulated under the current acquisition business model.

(iii)

Stock-Based Compensation. In the three months ended March 31, 2007, Moventis expensed $69,400, an increase of $17,660 over the same three month period in 2006.  In the nine months ended March 31, 2007, Moventis expensed $282,170, an increase of $230,430 over the same three month period in 2006.  These amounts were directly related to the employee stock option plan.

(iv)

Foreign Currency loss (gain):  In the three months ended March 31, 2007, Moventis had a foreign currency loss of $29,014, representing an increase of $29,014 from the same period in 2006.  In the nine months ended March 31, 2007, Moventis had a foreign currency loss of $145,948, an increase of $145,948 over the same nine month period in 2006. These losses were due to currency exchange rate fluctuations between the U.S. and Canada.

(v)

Interest Amortization on Warrants: In the three months ended March 31, 2007, Moventis had an amortization expense on warrants of $6,878, an increase of $6,878 over the same three month period in 2006.  In the nine months ended March 31, 2007, Moventis had an amortization expense on warrants of $1,196,068, an increase of $1,196,068 over the same nine month period in 2006.  These charges were related to warrants issued during debenture financings used in the acquisition of PTL Electronics.

(vi)

Depreciation: For the three months ended March 31, 2007, Moventis had a depreciation expense of $63,275, representing an increase of $61,394 or 3,264%.  For the nine months ended March 31, 2007, Moventis had a depreciation expense of $110,325, representing an increase of $102,801or 1,366%.  These increases are attributed to the acquisition of PTL and the depreciation of its manufacturing equipment. Our property and equipment holdings as at March 31, 2007 increased to $898,570, after depreciation, an increase of $889,218 over June 30, 2006.

Operating Profit/Loss: For the three months ended March 31, 2007, Moventis had a net loss of $100,555, representing a gain of $116,718 or 54%.over the same period in 2006 when we reported a net loss of $217,277. For the nine months ended March 31, 2007, we had a net loss of $1,630,961 compared to a net loss of $517,484 for the same period in 2006, representing a decline of $1,113,477 or 215%.   Over 90 % of the nine month operating loss, or $1,460,929 of the $1,630,961 operating deficit can be attributed to amortization, depreciation, interest and interest amortization on warrants.

Interest Expense/Income: For the three months ended March 31, 2007, Moventis incurred an interest expense of $75,157, of which $68,279 was cash and $6,878 was non-cash interest charges attributed to the interest amortization on warrants.    In the nine months ended March 31, 2007, Moventis had an interest expense of 1,345,733, of which $149,665 was cash and $1,196,068 was non-cash interest charges attributed to the interest amortization on warrants.  The cash portion of the interest expense is attributed to short term loans and other credit facilities.

Income Taxes: During the three and nine month periods ending March 31, 2007, the company incurred $29,058 income tax expense.  The tax expense was incurred by PTL.

Liquidity and Capital Resources

Financial Condition: As of March 31, 2007 we had $239,271 in cash but as compared to $96,219 in cash at June 30, 2006. The primary use of our cash flow is operations. Operating cash outflows include payments to vendors for product procurement, consultants, office rent and facilities, services and supplies. Factors that impact our operating earnings that do not impact cash flows include depreciation and amortization as well as share based compensation. Changes in working capital generally correspond to operating activity. During the last fiscal period, operating cash flow was impacted by expenses related to the payment of obligations related to finalizing the acquisition of PTL, increased legal and accounting fees and other costs associated with the due diligence and agreement to acquire PTL.

Credit Agreements:  Moventis has an operating line of credit facility with HSBC Group (‘HSBC”) (see Note 11 in the Financial Statement notes for complete details). This operating facility is for $2,988,093 ($3,450,000 CAD). We also have two demand loans for equipment with the HSBC, which as of March 31, 2007, have a remaining balance of $185,642. All credit agreements are current and in good standing.

Financing Activities. Moventis has typically raised funds through the sales of common stock and the issuance of debt. Funds have primarily been used for the due diligence and acquisition of PTL and for operations and the reduction of debt in accordance with normal repayment terms. During the three months ended March 31, 2007, we carried out the following financing activities:

1)

Common Stock Issuance.

During the three month period ended March 31, 2007, Moventis issued 722,047 shares of common stock at a weighted average price of $0.535.  These shares were issued as the result of the exercise of warrants and for the payment of contractor services related to the acquisition of PTL.  In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) there under relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S there under relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

2)

Convertible Secured Debenture Issuances.

During the quarter the company offered a Series “B” $1,000,000 convertible debenture with the same terms as the original (Series “A”) $2,500,000 convertible debenture. During the quarter ended March 31, 2007 the Company had received an aggregate of $50,000 in subscriptions. As of March 31, 2007, the company has raised $1,849,706 under the two debentures.

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

(i)   Series “A” mature September 30, 2009 and series “B” mature February 28, 2010,

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

As of March 31, 2007 the Company had received an aggregate of $1,849,706 in subscriptions which at the option of the Debenture holders could be converted into the Company’s common stock as follows:

Principal Dollar Amount of Subscribed Debentures	Conversion Price	Aggregate Number of Common Shares Convertible by Debenture Holders
$ 616,561.36	US$0.65	948,454
$ 616,593.37	US$0.80	770,660
$ 616,551.27	US$0.90	684,983

In accordance with the common share purchase warrants associated with the debenture offering, if exercised by the holders, the Company will issue to the debenture purchasers, warrants to purchase an aggregate of 909,784 of the Company’s common stock with exercise prices as follows:

Exercise Price	Aggregate Number of Common Shares exercisable by Debenture holders
US$0.65	454,855
US$0.80	454,929

The company may incur the following penalties relating to the interest rate and warrants attached to the debenture:

Interest rate penalties:

c.

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

d.

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

b)

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

In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) there under relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S there under relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

          3) Unsecured $304,969 Loan Transaction

On October 18, 2006, the Company entered into a $500,000 unsecured loan (the “Loan”) with Vision Capital Advisors LLP, through its Vision Opportunity Master Fund, Ltd. (“Vision”). The Company is required to make ten blended monthly installments of principal and interest of $52,319.25 commencing on November 19, 2006 and payable on the same day of each successive month until August 19, 2007.  As of March 31, 2007, there is an outstanding balance on the loan of $304,969.

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

As part of the Loan Agreement, the Company agreed to file to a registration statement on or before September 30, 2007 to register the shares of common stock underlying the warrants, and to use best efforts to have such registration statement declared effective by the Securities and Exchange Commission no later than February 5, 2008.  If the Company fails to file a registration statement on or prior to September 30, 2007 and the registration statement is not declared effective by the Commission on or prior to February 5, 2008 the Company shall pay an amount in cash as liquidated damages to each Holder equal to one percent (1%) of the amount of the Holder’s initial investment in the debenture for each calendar month or portion thereof thereafter from the Event Date until the applicable Event is cured; provided, however, that in no event shall the amount of liquidated damages payable at any time and from time to time to any Holder exceed an aggregate of ten percent (10%) of the amount of the Holder’s initial investment in the debenture.   Liquidated damages payable by the Company shall be payable on the first (1st) Business Day of each thirty (30) day period following the Event Date.

In connection with the Vision Loan, the Company paid a commission to Joseph Capital LLP (“Joseph”), in the amount of $35,000 cash and warrants to purchase 193,846 shares of the Company’s common stock within five years of the date of the warrants.  The exercise prices for the Joseph warrants are as follows:

Exercise Price	Number of shares of common stock
US$0.65	123,846
US$1.00	70,000

In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) there under relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S there under relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

        4)  Unsecured $104,036 Loan Transaction

On November 3, 2006, Moventis entered into a $150,000 unsecured loan agreement (the “FWP Loan”) with FWP Acquisition Corp. (“FWP”). Under the FWP Loan, Moventis is required to pay 10 consecutive monthly payments consisting of principal and interest in the amount of $17,736.23 commencing on December 3, 2006 and payable on the same day of each successive month until September 3, 2007. Fraser Atkinson, a director of Moventis is the President and a major shareholder of FWP.  As of March 31, 2006 there is an outstanding balance on the loan of $104,036.

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

In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) there under relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S there under relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

Moventis has also agreed to file to a registration statement by September 30, 2007 to register the shares of common stock underlying the warrants, and to use best efforts to have such registration statement declared effective by the Securities and Exchange Commission no later than February 5, 2008.  If the Company fails to file a registration statement on or prior to September 30, 2007 and the registration statement is not declared effective by the Commission on or prior to February 5, 2008 the Company shall pay an amount in cash as liquidated damages to each Holder equal to one percent (1%) of the amount of the Holder’s initial investment in the debenture for each calendar month or portion thereof thereafter from the Event Date until the applicable Event is cured; provided, however, that in no event shall the amount of liquidated damages payable at any time and from time to time to any Holder exceed an aggregate of ten percent (10%) of the amount of the Holder’s initial investment in the debenture.   Liquidated damages payable by the Company shall be payable on the first (1st) Business Day of each thirty (30) day period following the Event Date.

Investing Activities. Cash used for investing activities generally reflects the acquisition of assets. There was no cash used for investing activities during the period ended March 31, 2007.

Cash Requirements

As of March 31, 2007, Moventis had a working capital deficit of $2,127,322 which requires us to arrange additional financing in order to fund our business activities. Continual business operational efforts will be dependent on our ability to raise additional financing. Moventis intends to use funds from both the sale of securities and current credit facilities to finance ongoing operations and for general and administrative expenses, business development and marketing.

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

Property and Equipment. Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the property and equipment, except in the year of purchase in which the Company uses 50% of the normal rate.  Depreciation expenses on property and equipment were $63,275 for the three months ended March 31, 2007 and $1,881 for the same period in 2006.

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

During the quarter the Company issued 550,000 stock options at a calculated value of $171,469 using a Black-Scholes model.  The cost will be expensed over the vesting period of the options with a corresponding credit to Additional Paid-In Capital.  $69,400 for stock based compensation relating to the  outstanding stock  options  (option compensation is expensed over the vesting period of the options).

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

Intangible Assets is the determined value of Customer Relations and Contracts of PTL and is being amortized on a straight line basis over the estimated life of five years.  $11,462 was expensed in the three month period ended March 31, 2007.

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

Credit Risk.  Credit risk is managed by dealing only with customers whose credit standing meets internally approved policies, and by ongoing monitoring of credit risk.  As of March 31, 2007, the Company did not have significant concentrations of credit exposure to any one customer or related groups of customers.

Interest Rate Risk.  The Company currently has potential exposure to interest rate risk due to bank indebtedness (operating line of credit) and two demand non-revolving loans with floating interest rates.  The maximum line of credit is $2,988,093 ($3,450,000 CDN) at the end of the period dated March 31, 2007.

Factors Affecting our Results of Operation and Financial Condition

Investing in our securities involves a high degree of risk. The following risk factors should be carefully considered and other information included or incorporated by reference into this report, including our financial statements and the related notes thereto. Also to be carefully reviewed and considered are all of the risk factors set forth in our Form 10-KSB for the period ended June 30, 2006 and in our Form 10-QSB for the periods ending September 30, 2006 and December 31, 2006. However, the risk factors set forth below and in the Form 10-KSB and 10-QSBs are not the only risks that we may face. Additional risks and uncertainties that we do not presently know about, or have yet to identify, may also adversely affect our business. Our business, operating results and financial condition could be seriously harmed and an entire investment could be lost by the occurrence of any of the following risks, or by unforeseen risks not listed below or in our Form 10-KSB or 10-QSBs.

Our ownership by directors and officers.

As of May 8, 2007, our officers, directors and affiliates collectively beneficially owned approximately 16,251,000 shares, or 49.6% of our outstanding Common Stock. These stockholders, if acting together, would be able to exert significant influence on all matters requiring approval by stockholders, including the election of directors, the approval of mergers or other business combination transactions or a sale of all or substantially all of our assets.

Inability to continue business as a going concern.

Our financial statements for fiscal 2006 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. We may not be able to raise additional capital or achieve profitability and as a consequence may not be able to meet our liabilities and commitments in the normal course of business, which would jeopardize our ability to continue business operations in accordance with our business plan.  Our financial condition raises doubt as to our ability to continue operations without additional equity or debt financing as described in the explanatory paragraph of the report of our independent auditor and note 2 of our financial statements.

The notes to our audited financial statements raise doubt about our ability to continue as a going concern. From July 1, 2006 to March 31, 2007 Moventis incurred a loss of $1,630,961 under its new business plan, for a cumulative deficit of $5,595,112. This deficit, coupled with a working capital deficit of $2,127,323, emphasizes the need for Moventis to obtain additional funding if it is to continue as a going concern. Management is in the process of identifying sources of funds which are anticipated to be raised through the issuance of common shares and/or convertible debentures. The presentation of our financial statements assumes that we will continue as a going concern and our assets and liabilities are recorded on the basis that the business will continue for the foreseeable future. In order to continue as a going concern, we must carry out our business plan and achieve profitability, which may not occur in the foreseeable future. If we are unable to continue as a going concern, the proceeds from the liquidation of our assets may not be sufficient to discharge our liabilities as they become due, placing us at risk of legal proceedings, including bankruptcy proceedings, being initiated by our creditors. Our inability to continue as a going concern will result in a significant loss of value of our common stock.  The company needs to raise approximately $3,000,000 either through the sale of equity or long term convertible debenture’s, to fund its operations and meet its current obligations.

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended March 31, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosed controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

a)  Unregistered Sales of Equity Securities during the Quarter Ended March 31, 2007

(i)

During the period Moventis issued 280,000 shares of common stock of Moventis to a consultant for contract services related to the acquisition of PTL. The shares were issued at a value of $0.55 for aggregate proceeds of $154,000. In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) there under relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S there under relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

(ii)

During the period Moventis issued 328,572 shares of common stock of Moventis to warrant holders who exercised their warrants. The shares were issued at a value of $0.50 for aggregate proceeds of $164,286. In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) there under relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S there under relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

(iii)

During the period Moventis issued 113,475 shares of common stock of Moventis to KOKO Financial for services related to the acquisition of PTL. Koko is a company wholly owned by Fraser Atkinson, a director and shareholder. The shares were issued at a value of $0.60 for aggregate proceeds of $68,085. In issuing these securities we relied on an exemption pursuant to provisions of the Act, provided by (i) Rule 506 of Regulation D of the Act and Sections 4(2) there under relating to "accredited investors"; and/or (ii) the safe harbor provisions of Regulation S there under relating to offshore transactions. Issuances made pursuant to Regulation S were made to purchasers who were not "U.S. persons" as that term is defined in Rule 902(o) of Regulation S and the sale of the securities constituted an "offshore transaction" as that term is defined in Rule 902(i) of Regulation S.

(iv)

During the period, Moventis received $50,000 through it series B convertible secured debentures from accredited investor. Please see Note 17 to Moventis' unaudited consolidated financial statements for the reporting period ended March 31, 2007 for the terms of the debenture units.

c)  Use of proceeds

The issuance and sales of our common stock in this period was used to fund the operations of Moventis.

Item 6 - Exhibits

Exhibits
See Exhibit Index

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 16, 2007	MOVENTIS CAPITAL, INC.
(Registrant)

		By:	/s/ Blake Ponuick
Blake Ponuick, President, Director,
Chief Executive Officer

		By:	/s/ Tom Gill
Tom Gill, Director,
Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 16, 2007	By:	/s/ Blake Ponuick
Blake Ponuick, President, Director,
Chief Executive Officer

May 16, 2007	By:	/s/ Tom Gill
Tom Gill, Director,
Chief Financial Officer

Exhibit Index

3(i).1[1],[4]	Certificate of Incorporation dated May 7, 1997, amended October 16, 1997, April 8, 1999 and February 3, 2006.

3(ii).2[1], [2]	Bylaws of Micro Millennium, Inc, and the Resolution of the Board of Directors approving amendment to the Bylaws to affect the change to Moventis Capital, Inc.

10.1[3]	Agreement for the Purchase of Shares dated May 8, 2006.

10.2[6]	Form of Subscription for Units Agreement

10.3[6]	Form of Secured Convertible Debenture Agreement dated September 30, 2006

10.4[6]	Form of General Security Agreement with Secured Convertible Debenture holders dated September 30, 2006.

10.5[6]	Form of Common Shares Purchase Warrant with Secured Convertible Debenture holders dated September 30, 2006.

10.6[6]	Form of Registration Rights Agreement with Debenture holders

10.7[7]	Accredited Investor Private Placement document with JMS Capital Partners LLC dated September 30, 2006.

10.8[5]	Promissory Note with Vision Opportunity Master Fund Ltd., dated October 18, 2006.

10.9[5]	Common Shares Purchase Warrant with Vision Opportunity Fund Ltd., dated October 18, 2006.

10.10[5]	Registration Rights Agreement with Vision Opportunity Fund Ltd., dated October 18, 2006.

10.11[7]	Promissory Note with FWP Acquisition Corp., dated November 3, 2006.

10.12[7]	Common Shares Purchase Warrant with FWP Acquisition Corp., dated November 3, 2006.

10.13[7]	Registration Rights Agreement with FWP Acquisition Corp., dated November 3, 2006.

10.14	.Form of Subscription for Units Agreement- Series “B”

10.15	Form of Secured Convertible Debenture Agreement dated January 15, 2007- Series “B”

10.16	Form of General Security Agreement with Secured Convertible Debenture holders dated January 15, 2007- Series “B”.

10.17	Form of Common Shares Purchase Warrant with Secured Convertible Debenture holders dated January 15, 2007-Series “B”.

10.18	Form of Registration Rights Agreement with Debenture holders- Series “B”

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

[1]	Incorporated by reference from the Registration Statement on Form 10-SB filed by Moventis with the Commission on February 1, 2000.

[2]	Incorporated by reference from the Form 8-K filed by Moventis with the Commission on February 27, 2006.

[3]	Incorporated by reference from the Form 8-K filed by Moventis with the Commission on May 16, 2006.

[4]	Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, filed by Moventis with the Commission on October 13, 2006.

[5]	Incorporated by reference from the Form 8-K filed by Moventis with the Commission on October 23, 2006 as amended on October 24, 2006.

[6]	Incorporated by reference from the Form 8-K filed by Moventis with the Commission on October 24, 2006.

[7]	Incorporated by reference from the Quarterly Reports on Form 10-QSB for the fiscal quarter ended September 30, 2006, filed by Moventis with the Commission on November 13, 2006.